Form 10-K
period 1995-12-31
PEGASUS INDUSTRIES INC
filed 1998-04-02
CIK 757073

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995       Commission File Number 0-12977

                           PEGASUS INDUSTRIES, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

         Nevada                                            95-3599648
-----------------------------            ---------------------------------------
(State or other jurisdiction)            (I.R.S. Employer Identification Number)

               400 N. St. Paul, Suite 950, Dallas, TX 75201
               --------------------------------------------
                 (Address of principal executive offices)

                              (214) 520-8300
                       -------------------------------
                       (Registrant's telephone number)


Title of each class                          Name of each exchange on which
to be so registered                          each class is to be registered
-------------------                          ------------------------------
         None                                          None

       Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock Par Value $0.01
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes ____  No   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III this form 10-K or any amendment to this
form 10-K.          [ X ]

The aggregate market value of the voting stock held by non-affiliates as of March 26, 1998 was $448,504.72.


                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
          BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.   Yes  X     No ___

The number of shares of Common Stock outstanding as of March 26, 1998 was 14,352,151 shares, $0.01 par value.

                    PEGASUS INDUSTRIES, INC.

                             PART I

ITEM 1.        DESCRIPTION OF BUSINESS

Introduction
------------

Pegasus Industries, Inc., formerly known as Pathfinder Corporation, a Nevada corporation (the "Company") is a holding company that, prior to February 1995 had no operating activities. As discussed below, the Company made a series of acquisitions prior to 1995 which were later rescinded, or alternatively are inactive and carried at no value on the Company's financial statements. In February 1995 the Company acquired Zearl T. Young, Incorporated ("ZTY") and experienced a change in both management and ownership control in connection with the acquisition. (See "Acquisition of ZTY" below).

The Company was originally incorporated as a Nevada corporation on November 1968 under the name Helistructures Corporation as a wholly owned subsidiary of American International, Inc. (formerly American Mining and Development Company). In January 1974, the Company changed its name from Helistructures Corporation to Midas International and in 1982 the name was changed from Midas International , Inc. to MII, Inc.

In December 1985 the Company filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the Central District of California. In December 1990, pursuant to the Plan of Reorganization of the Company approved by the Bankruptcy Court, the Company issued 19,454,000 shares of common stock to unsecured creditors for cancellation of $1,018,000 in debt. In August
1990 the Company changed its name from MII, Inc. to Pathfinder Corporation. In 1990 the Company initiated a reverse stock split whereby all outstanding shares were reversed by a factor of 1 for 100 with the stipulation that no shareholder be reduced to less than 10 post-split shares. In connection with this stipulation, the Company issued 48,576 pre-split common shares. From 1973 to 1991 the Company's activities consisted primarily of the management of its interests in various uranium mining claims.

On March 13, 1995 the Company changed its name from Pathfinder Corporation to Pegasus Industries, Inc. in connection with the acquisition of ZTY and the resulting change of control. Additionally, the Company's executive offices were moved to Dallas, Texas as a result of the change in control.

Acquisition and Disposition of Oil and Gas Interest
---------------------------------------------------

In September 1992 the Company acquired certain oil and gas producing properties for 699,997 shares of its common stock. In 1994 the Company rescinded the acquisition and cancelled the

699,997 shares of stock it issued due to difficulties the Company encountered in obtaining clear title to the oil and gas properties.

In January 1994, the Company authorized the purchase of an office building valued at $700,000 for 700,000 shares of common stock of the Company from certain officers and directors of the Company. In February 1994 the Company rescinded the transaction and cancelled all 700,000 shares of stock issued related to the purchase.

Acquisition of Zearl T. Young, Incorporated and Change of Control
-----------------------------------------------------------------

Effective February 28, 1995, the Company acquired 100% of the outstanding common stock of Zearl T. Young, Incorporated ("ZTY") from Pegasus Ventures, Inc. ("Ventures"), a privately held Texas corporation, pursuant to a Stock Exchange Agreement in exchange for the issuance of 11,500,000 shares of the Company's common stock. ZTY currently operates a nine store retail and consumer finance concern in Hobbs, New Mexico. ZTY has assets of over $11 million and generated revenues in fiscal 1994 in excess of $9 million. Ventures is a wholly owned subsidiary of Boudreau & Associates, Inc. ("BAI") formed in 1992 by John R. Boudreau and Robert W. Schleizer, officers and directors of the Company, to acquire undermanaged and undervalued companies.

In connection with the transaction, Mr. Boudreau and Mr. Schleizer were elected to fill two of the three seats on the Company's board of directors. Kevin Chisholm, a certified public accountant in private practice, was elected to fill the remaining seat. The Company's prior directors, James M. Richards, Allen C. Stout and Kenneth Mock resigned. Mr. Boudreau was subsequently elected by the Company's board to fill the positions of Chairman of the Board, President and Secretary of the Company. Mr. Schleizer was elected Chief Financial Offficer and Treasurer of the Company.

The ZTY transaction is the initial step in an aggressive long-term program to diversify the Company's activities and expand its operations under the new management team.

Business of Zearl T. Young, Incorporated
----------------------------------------

ZTY was founded in 1955 as a single location Western Auto store in Hobbs, New Mexico and was incorporated as a New Mexico corporation in 1958. Since that time it has grown to nine separate retail locations as well as a consumer finance company.

In October 1993, ZTY was acquired by Pegasus Ventures, Inc. ("Ventures") as part of a successful plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Ventures completed a substantial restructuring of ZTY's business activities in 1994 as part of the restructuring and secured a $10,000,000 line of credit for ZTY.

ZTY is engaged in the retail sale at its nine locations of a diverse range of products including: (1) furniture; (2) home electronics; (3) household appliances; (4) hardware; (5) home improvement supplies; (6) household and commercial floor coverings and installation thereof; (7) sporting goods and recreational equipment; (8) automotive parts, supplies and accessories; (9) automotive repair services; and
(10) toys. ZTY's stores include a Western Auto affiliated store and a True Value Hardware store.

ZTY operates its business from nine retail locations in Hobbs, New Mexico. The diversified retail concern draws customers from a 100 mile radius area in southeastern New Mexico and western Texas. The company generates 74% of its revenues from sales of retail merchandise.

Approximately 26% of ZTY's revenues are derived from the financing of consumer purchases. ZTY offers its customers a variety of programs to finance purchases which provides the company with the unique ability to draw customers from a broad economic and geographic base.

The Company had no operations in 1993 or 1994. With the acquisition of ZTY effective February 28, 1995, the Company has entered into the retail sales and consumer finance business.

Environmental Matters
---------------------

Compliance with the applicable federal, state and local environmental regulations has not had, and the Company does not believe that in the future such compliance will have, a material effect on its financial position, results of operations, expenditures or competitive position.

Competition
-----------

ZTY offers its customers a variety of finance programs to purchase goods at all of its stores and supports its sales with convenient service centers, free delivery and in-home repairs.

The retail merchandise trade in which ZTY is engaged is highly competitive. ZTY has successfully competed in Hobbs, New Mexico despite the influx of retail discounters such as Kmart and Walmart several years ago. ZTY has eliminated operations that compete directly with the strengths of the large discount operations focusing on its strength; customer service and in-house financing. Large warehouse stores and various small, independent stores also provide competition to the Company.

Employees
---------

As of December 31, 1995, ZTY employed 105 people in New Mexico, 82 of which engaged in operating the retail operation, 19 operating the consumer finance business and 4 in administrative support positions. The Company currently has four employees in Dallas, Texas in administrative and executive capacities.


ITEM 2.   DESCRIPTION OF PROPERTY

The Company's headquarters are at 400 N. St. Paul, Suite 950, Dallas, Texas
75201.

ZTY, which the Company acquired in February 1995, has nine retail locations in Hobbs, New Mexico occupying 140,000 square feet of retail space. The Company also has an additional 40,000 square feet of retail space available for expansion under the same master lease agreement. ZTY also leases 50,000 square feet of warehouse space under the master lease. The master lease expires in November 2012. The master lease was negotiated on an arm's length basis with a company owned by some of ZTY's preferred shareholders. As part of the lease negotiations, ZTY obtained an option to purchase the properties for $500,000 plus any outstanding indebtedness on the building at any time prior to the expiration of the lease.

ZTY owns a 5,500 square foot office building in Hobbs, New Mexico that serves as its corporate office.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending litigation or other legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders, through solicitation of proxies or otherwise.

                            PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The Company's Common Stock, $.01 par value ("Common Stock") is traded on an interdealer basis under the symbol PIND (formerly "PTHF"). The following table set forth the high and low bid price of the Common Stock for the period indicated as quoted from the NASDAQ Bulletin Board Listing.

          Fiscal 1995         Low Bid        High Bid
          -----------         -------        --------
          1st Quarter             .06             .25
          2nd Quarter             .25            1.00
          3rd Quarter             .25            1.00
          4th Quarter             .25             .75

          Fiscal 1994         Low Bid        High Bid
          -----------         -------        --------

          1st Quarter             .05             .05
          2nd Quarter             .12             .50
          3rd Quarter             .25             .25
          4th Quarter             .06             .25


There is an absence of an established public trading market, therefore the market for the Common Stock is limited, sporadic and highly volatile.

Though no dividend restrictions exist relative to the Company's paying cash dividends, the Company has never paid cash dividends on its stock and does not anticipate doing so in the foreseeable future. Rather, the Company has determined to utilize any earnings in the operation of its business. Such policy is subject to change based on current industry and market conditions, as well as other factors beyond the control of the Company.

As of March 26, 1998, there were 6,222 shareholders of record of the Common
Stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected registrant's financial position and operations during the year ended December 31, 1995 as compared to December 31, 1994.

The Company had no operations in 1994.

In a reverse acquisition, Pegasus Ventures, Inc. ("Ventures") acquired 11,500,000 shares or 80.1% of the Company's common stock in exchange for 100% of the common stock of ZTY in February 1995.

Results of Operations
---------------------

Comparison of year ended December 31, 1995 to year ended December 31, 1994. Pegasus had no operations in the year ended December 31, 1994. The Company's Statement of Operations herein reflect solely the operations of ZTY, its wholly owned subsidiary which was acquired in February 1995. ZTY's revenues decreased $1,658,709 for the year ended December 31, 1995 as compared to December 31, 1994, a 23% decrease. The decrease is due to the closing of four stores in 1995 due to unprofitable operations. Gross profits declined 43% or $1,287,350 for the same period. Reduced sales and difficulty obtaining current inventory due to insufficient working capital caused the decline.

Financing income decreased from $2,024,464 to $2,000,153 for the year ended December 31, 1995 as compared to the year ended December 31, 1994, a 1% decrease.

The Company reported a net loss of $1,455,466 for the year as compared to a net profit of $137,478 for 1994. The loss from discontinued operations of $458,716 recognized in the third quarter of 1995 combined with the significant decline in sales due to low inventory levels were the primary factors contributing to the losses.

Liquidity and Capital Resources
-------------------------------

Current liabilities as of December 31, 1995 of $8,999,399 exceeded current assets by $3,206,250. The Company experienced significant working capital shortages resulting in the inability to purchase sufficient inventory to maintain sales.

The Company was in default on certain financial covenants of its senior loan agreement including shareholder equity, collateral base and profitability provisions. Management negotiated a daily working agreement for short term cash needs. Notice of the default was given to the Company on February 22, 1996.


ITEM 7.   FINANCIAL STATEMENTS AND SELECTED FINANCIAL DATA

The following selected financial data of the Company for fiscal years 1995, 1994 and 1993 should be read in conjunction with the financial statements and related notes appended to this Form 10-K beginning with page F-1. The Company's 1995 financials have been prepared by William L. Clancy, CPA. Duane V. Midgley, the Company's former accountant, and Johnson, Miller & Co, the auditors for Zearl T. Young, Inc., were dismissed by the Company on March 16, 1996. This event will be reported in detail on a subsequent Form 8-K, a copy of which is attached hereto. (See "Financial Statements and Notes Thereto").

                                For the Year Ended December 31,
                              1995           1994             1993
Income Statement Data:

Revenues                       7,622,010      -0-              -0-
Net Income (Loss)             (1,455,460)     -0-              -0-
Net Income (Loss) per share         (.09)     -0-              (.0001)
Dividends per share              -             -                -

Weighted average shares
   outstanding                14,352,151      2,781,151         3,552,148

Balance Sheet Data:

Total Assets                   8,874,210      -0-               4,571,997
Long Term Debt                   286,828      -0-               -0-
Stockholder's Equity          (1,253,499)     -0-               4,497,747

See Management's Discussion and Analysis of Financial Condition and Results of Operations for ZTY financial data for comparable periods.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTABILITY AND FINANCIAL DISCLOSURE

     There have been no changes in accountants in 1995, nor have their been any disagreements regarding accounting and financial disclosure. The Company's 1995 financials have been prepared by William L. Clancy, CPA. Duane V. Midgley, the Company's former accountant, and Johnson, Miller & Co, the auditors for Zearl T. Young, Inc., were dismissed by the Company on March 16, 1996. This event will be reported in detail on a subsequent Form 8-K, a copy of which is attached hereto.


ITEM 9.   DIRECTORS AND OFFICERS OF THE REGISTRANT

In January 1995, in connection with the acquisition of ZTY by the Company, all officers and directors of the Company resigned and the shareholders elected the following officers and directors.

Name                 Age   Position                              Term

John R. Boudreau     70    President, Secretary and Chairman     1/95 - 12/31/95
                           of the Board of Directors

Robert W. Schleizer  42    Chief Financial Officer, Treasurer    1/95 - Present
                           and Director

Kevin Chisholm       53    Director                              1/95 - 12/31/95

Compliance with Section 16(a)
-----------------------------

Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's directors, officers and persons who own more than ten percent of a registered class of the

Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). The Company is not aware of any beneficial owner of more than ten percent of its registered Common Stock for purposes of Section 16(a).

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during 1995 all filing requirements applicable to its directors and executive officers were satisfied.


ITEM 10.  EXECUTIVE COMPENSATION

Executives received compensation from the Company during 1995 as follows:

                         Summary Compensation Table
                         ---------------------------

           Annual Compensation      Long Term Compensation         All other
           -------------------      ---------------------------    Compensation
                                         Awards    Payouts         ------------
Name and                               Other    Restricted
Principal                              Annual   Stock               Options/LTIP
Position      Year  Salary($) Bonus($) Comp($)  Award(s)(1) SARs(#) Payouts($)
----------    ----- --------- -------  -------  ----------- ------- ------------
John R.
Boudreau,
President     1995  $100,000  -0-      -0-      -0-         -0-     -0-

Robert W.
Schleizer,
Chief Financial
Officer       1995  $100,000  -0-      -0-      -0-         -0-     -0-


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

As of December 31, 1995 there were 14,352,151 common shares of the Company, the Company's only class of voting securities. The Company has no knowledge of any arrangements which could affect the Company.

In conjunction with the acquisition of ZTY by the Company on February 28, 1995, 11,500,000 shares of common stock were issued to Pegasus Ventures, Inc. ("Ventures") in exchange for all of the common stock of ZTY. The following table will identify as of December 31, 1995, the number and percentage of outstanding shares of common stock owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director of the Company, and (iii) officers and directors of the Company as a group:

Name of Beneficial Owner      Amount of Ownership      Percent of Class
Pegasus Ventures, Inc.*       11,500,000               80%
Kevin Chisholm                -0-                      -0-

All Executive Officers/Directors
as a Group (3 persons)        11,500,000               80%

*Mssrs. Boudreau and Schleizer each beneficially own 49.5% of the common stock of Ventures which owns the 80% interest in the Company per the above table.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases substantially all of its buildings from Young's Investment Corporation ("YIC") an affiliated entity. Zearl T. Young and family own 100% of the stock of YIC and also own 100% of the series A preferred stock of ZTY, a wholly owned subsidiary of the Company.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS
          ON FORM 8-K

Documents filed as part of this report:

(a)  Financial Statements

     Statement Name                                           Page No.

     Pegasus Industries, Inc.

       Report of Independent Certified Public Accountants..........F-1
       Balance Sheet...............................................F-2
       Statement of Operations.....................................F-4
       Statement of Stockholders' Equity...........................F-5
       Statement of Cash Flows.....................................F-7
       Notes to Financial Statements...............................F-9

(b)      Reports on Form 8K

     A report on Form 8K dated March 12, 1996 will be filed subsequent to this Form 10-K, changing Registrant's certifying accountant and reporting a transfer of shares owned by Pegasus Ventures, Inc..............30

(c)  Exhibits

     Zearl T. Young, Incorporated -1994 and 1993 Financial Statements

      Report of Independent Certified Public Accountant.............33
      Balance Sheet.................................................35
      Statement of Operations.......................................36
      Statement of Stockholders' Equity.............................37
      Statement of Cash Flows.......................................38
      Notes to Financial Statements.................................39

                              WILLIAM L. CLANCY
                        CERTIFIED PUBLIC ACCOUNTANTS

CENTRAL PLAZA
SUITE 890
4041 NORTH CENTRAL AVENUE
P.O. BOX 16627 (85011-6627)                                       (602) 266-2646
PHOENIX, ARIZONA 85012                                            (602) 266-2402

                           INDEPENDENT AUDITOR'S REPORT

Board of Directors
Pegasus Industries, Inc.
Dallas, Texas 75201

I have audited the accompanying consolidated balance sheet of Pegasus Industries, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders, equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Pegasus Industries, Inc. as of December 31, 1994 were audited by other auditors whose report dated March 31, 1995, expressed an unqualified opinion on those statements.

I conducted our audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Industries, Inc. as of December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has net capital deficiency that raises doubt about the Company's ability to continue as a going concern. Management's plan regard to these matters is also describe in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ William L. Clancy
---------------------------------
April 30, 1996 (except for
Note 9, the date is May 10, 1996)

                              PEGASUS INDUSTRIES, INC.

                             CONSOLIDATED BALANCE SHEET

                             December 31, 1995 and 1994

                                       ASSETS

                                                    1995           1994
Current Assets
   Cash                                             $   73,782     $     0
   Receivables - Note 3                              4,456,621           0
   Inventories at Cost - Note 2                      1,026,491           0
   Investment in Cooperative
     Securities - Note 4                                16,550           0
   Prepaid Expenses                                    219,645           0
                                                     ---------    --------
   Total Current Assets                              5,793,089           0

Property and Equipment - Note 5
   Property and Equipment                            1,269,341           0
   Less Accumulated Depreciation                       918,472           0
                                                     ---------    --------
   Net Book Value                                      350,869           0

Deferred Tax Benefit - Note 7                           60,152

Other Assets
   Noncurrent Portion of Financing
     Receivable - Note 6                             2,625,230
   Cash Value of Life Insurance,
     Net of Policy Loans of $915,894
     In 1995, and $765,658 in 1994
     (Face Value of Approximately
     $7,600,000) - Note 9                               44,870           0
                                                    ----------    ---------
   Total Other Assets                                2,670,100           0
                                                    ----------    ---------
Total Assets                                       $ 8,874,210   $       0
                                                    ==========    =========

The accompanying notes are an integral part of these financial statements.

                         PEGASUS INDUSTRIES, INC.

                        CONSOLIDATED BALANCE SHEET

                        December 31, 1995 and 1994

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1995            1994
Current Liabilities
  Trade Accounts Payable - Note 8                    $  795,324      $      0
  Other Liabilities                                      99,221             0
  Note Payable and Current
   Portion of Long-Term Debt -
   Note 9                                             7,678,870             0
  Accrued Expenses                                      139,096             0
                                                     ----------      --------
  Total Current Liabilities                           8,712,511             0

Long-Term Debt - Note 9                                 286,828             0
                                                     ----------      --------
Total Liabilities                                     8,999,339             0

Preferred Stockholders, Equity
  In Subsidiary - Note 10                             1,128,370             0

Stockholders' Equity
  Common Stock, Par Value $.01
    Authorized 50,000,000 shares;
    Issued and Outstanding,
    14,352,151 Shares at December
    31, 1995 and 2,851,151 at
    December 31, 1994                                   143,521        28,521
  Additional Paid-In Capital                             58,446     3,522,602
  Retained Earnings - A Deficit                      (1,455,446)   (3,551,123)
                                                     -----------   -----------
Total Stockholders' Equity                           (1,253,499)            0
                                                     -----------   -----------
Total Liabilities and Stockholders' Equity          $ 8,874,210             0
                                                     ===========   ===========

    The accompanying notes are an integral part of these financial statements.

                            PEGASUS INDUSTRIES, INC.

                    CONSOLIDATED STATEMENT OF OPERATIONS

               For The Year Ended December 31, 1995 and 1994

                                              1995             1994
Sales                                         $ 5,621,857      $      0
Cost of Sales                                   4,071,915             0
                                                ---------       -------
Gross Profit                                    1,549,942             0
Financing Income                                2,000,153             0
Cost of Financing
  Interest Expense                                875,892             0
  Amortization of loan costs                      156,680             0
                                                ---------       -------
                                                1,032,572
                                                ---------
Net Financing Income                              967,581             0
                                                 --------       -------
Total Gross Income                              2,517,523             0
Expenses
  Selling                                       1,418,933             0
  General and Administrative                    2,590,856             0
                                                ---------       -------
Total Expenses                                  4,009,769             0
                                                ---------       -------
Operating Loss                                 (1,492,246)            0
  Other Income and Expense
  Gain on Sale of Equipment                         6,521             0
  Receipt from Bankruptcy Court
    In Connection With Reorganization             108,631             0
  Other Income                                     18,394             0
  Depreciation Expense                             96,766             0
                                                ---------       -------
Total Other Income and Expense                     36,780             0
                                                ---------       -------
Net Loss                                      $(1,455,466)     $      0
                                                =========       =======
Net Loss Per Share                            $    (  .09)     $    NIL
                                                =========       =======

   The accompanying notes are an integral part of these financial statements.

                          PEGASUS INDUSTRIES, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                For The Year Ended December 31, 1995 and 1994

                           Common Stock          Additional        Retained
                       Shares        Amount      Paid-In           Earnings -
                                                 Capital           A Deficit
Balance,
  December 31, 1992    3,151,998     $ 31,521    $ 5,495,350       $ (1,047,123)

Transfer Agent
  Adjustments                150            0

Issuance of Common
  Stock For Finders Fee,
  January 4, 1993        400,000        4,000

Net Loss Year Ended
  December 31, 1993                                                      (4,000)
                       ---------      --------    -----------        -----------

Balance -
  December 31, 1993    3,552,148       35,521       5,495,349        (1,051,123)

Issuance of Common
  Stock For Building
  January 4, 1994        700,000        7,000         693,000

Cancellation of
  Issuance of Common
  Stock For Building
  On February 22, 1994  (700,000)      (7,000)        693,000

Cancellation of Common
  Stock In Connection
  With Rescission Of Oil
  and Gas Acquisition on
  September 12, 1994    (699,997)      (7,000)     (1,972,747)

Net Loss Year Ended
  December 31, 1994                                                  (2,500,000)
                        ---------    ---------     ------------     ------------

Balance -
  December 31, 1994    2,852,151       28,521       3,522,602        (3,551,123)

     The accompanying notes are an integral part of these financial statements.

                               PEGASUS INDUSTRIES, INC.

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    For The Year Ended December 31, 1995 and 1994

                                                    Additional     Retained
                           Common Stock             Paid-In        Earnings -
                       Shares        Amount         Capital        A Deficit
Issuance of Shares in
  Connection With
  Acquisition Of 100%
  of the Outstanding
  Common Shares of
  Zearl T. Young, Inc.
  and Recording of
  Quasi-Reorganization
  Effective
  February 28, 1995     11,500,000   115,000        (3,464,156)     3,551,123

Net Loss Year Ended
  December 31, 1995                                                (1,455,466)
                        ----------   --------       ------------    ------------

Balance -
December 31, 1995       14,352,151   $ 143,521           58,446    $(1,253,499)
                        ==========   =========      ============   ============

    The accompanying notes are an integral part of these financial statements.

                             PEGASUS INDUSTRIES, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                  For The Year Ended December 31, 1995 and 1994

                                                1995              1994
Cash Flows From Operating Activities
   Net Income or (Loss)                         $(1,455,466)      $(2,500,000)
   Adjustments to Reconcile Net Income to Net
    Cash Provided By Operating Activities
   Depreciation                                      96,766                 0
   Changes in Operating Assets and Liabilities
      Abandonment of Patents, Trademarks
       and Marketing Rights                                         2,500,000
      Receivables                                (7,081,851)                0
      Inventories at Cost                        (1,026,491)                0
      Investment in Cooperative Securities          (16,550)                0
      Prepaid Expenses                             (219,645)                0
      Cash Value of Life Insurance                  (44,870)                0
      Deferred Tax Benefit                          (60,152)                0
      Trade Accounts Payable                        795,324                 0
      Other Liabilities                              99,221                 0
      Accrued Expenses                              139,096                 0
                                                 -----------        ---------
   Total Adjustments                             (7,319,152)        2,500,000
                                                 -----------        ---------
   Net Cash Flows Provided by Operating
    Activities                                   (8,774,618)                0
   Cash Flows From Investing Activities
      Capital Expenditures                          447,635                 0
                                                 -----------        ---------
   Net Cash Flows From Investing
    Activities                                     (447,635)                0

   Cash Flows From Financing Activities
      Cash Received from Borrowings               7,965,698                 0
      Preferred Stockholders' Equity
       In Subsidiary                              1,128,370                 0
      Common Stock                                  201,967                 0
                                                -----------         ---------
   Net Cash Provided by Financing
    Activities                                    9,296,035                 0
                                                -----------         ---------
   Increase (Decrease) in cash                       73,782                 0
   Cash beginning of period                               0                 0
   Cash end of period                           $    73,782                 0
                                                ===========         =========

    The accompanying notes are integral part of these financial statements.

                          PEGASUS INDUSTRIES, INC.

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                For The Year Ended December 31, 1995 and 1994

Supplemental Information

Interest Expense Paid                        $    604,444     $         0
                                                 =========         ======
Income Taxes Paid                            $          0     $         0
                                                 =========         ======

Noncash investing and Financing activities

Acquisition of 100% Interest In Subsidiary
 In Exchange for Issuance of Common Stock    $    115,000     $         0
                                                 =========         ======
A Quasi-Reorganization reduced beginning
 retained earnings - a deficit to zero
 with a charge to paid-in capital.           $  3,551,123     $         0
                                                 =========         ======

    The accompanying notes are an integral part of these financial statements.

                         PEGASUS INDUSTRIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995 and 1994

NOTE 1 - ORGANIZATION
         ------------
Pegasus Industries, Inc. (The Company), was incorporated under the name Helistructures Corporation on November 25, 1968 under the laws of the State of Nevada with an authorized capital of 2,500 shares of common stock with no pay value. On January 12, 1973, the Company filed restated Articles of Incorporation changing it's name to Midas International, Inc. and increasing it's authorized capital to 125,000 shares of common stock with a par value of $.20. The restated articles supersede the original Articles of Incorporation and all amendments heretofore made thereto prior to this date.

On December 14, 1982, the Company amended it's Articles of Incorporation changing it's name to MII and increasing it's authorized capital to 20,000,000 shares of common stock with a par value of $.01.

In December, 1985, the Company applied for and was allowed protection under Chapter 11 of the Bankruptcy Court in the Central District of California. On December 19, 1989, the Bankruptcy court accepted the Order of Confirmation of the Trustee's second amended Chapter 11 plan of Reorganization which in effect returned all assets of the Company to creditors for cancellation of all debt. The Company issued a total of 19,454,500 shares of common stock to the unsecured creditors for cancellation of $1,018,000 of debt.

On January 19, 1990, the Company amended it's Articles of Incorporation increasing it's authorized capital to 50,000,000 shares of common stock with a par value of $.01.

On August 7, 1990, the Company amended it's Articles of Incorporation changing it's name to Pathfinder Corporation and authorizing a reverse split of 100 to 1 with the stipulation that no shareholders be reduced to less than 10 shares. Due to the stipulation that no shareholder be reduced to less than 10 shares, the Company issued an additional 48,576 shares to maintain the 10 share minimum.

On September 30, 1992, the Company acquired oil and gas producing properties for 699,997 shares of common stock. On September 12, 1994, the purchase agreement was rescinded and the shares of common stock were returned and cancelled.

On March 30, 1995, the Company amended it's Articles of Incorporation changing it's name to Pegasus Industries, Inc.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a net capital deficiency and is in default on several loan agreement items, that raises doubt about the Company's ability to continue as a going concern.

                            PEGASUS INDUSTRIES, INC.

                      NOTES TO AUDITED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994

NOTE 1 - ORGANIZATION (CONTINUED)
         ------------------------

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

A. Basis of Financial Statement Presentation
   -----------------------------------------

The records of the Company (A Corporation) are maintained using the accrual method of accounting.

B. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Company and it's wholly owned subsidiary, Zearl T. Young, Inc. Intercompany transactions have been eliminated in consolidation.

C. Company's Activities and Operating Cycle
   ----------------------------------------

The Company's business consist of the sale of retail consumer products, primarily consumer durable goods such as furniture, appliances, carpets and electronics and the related financing of those purchases with consumer finance contracts. The Company experiences the normal cyclical fluctuations of most retailers with operations during the fourth quarter (October through December) comprising a disproportionate portion of it's annual revenues and gross profits.

D. Cash and Cash Equivalents
   -------------------------

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and cash equivalents.

E. Inventories
   -----------

As of December 31, 1994, the Company changed it's method of determining the cost of merchandise inventory from the retail inventory method to the lower of cost (first-in, first out) or market.

F. Depreciation
   ------------

The cost of property and equipment is depreciated over useful lives of the related assets. The straight line method is utilized for substantially all assets for financial reporting, but accelerated methods are used income tax reporting. The estimated lives used in determining depreciation are:

                         PEGASUS INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995 and 1994

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

F. Depreciation (Continued)
   ------------------------

            Buildings and Improvements          30 Years
            Furniture, Fixtures and Equipment   5-15 Years
            Automobiles and Trucks              3-5 Years

G. Investment in Life Insurance
   ----------------------------

The Company's investment in corporate owned life insurance policies is reported net of policy loans. The net life insurance expense, including interest expense, is included in General and Administrative Expense in the Statement of Operations.

H. Earnings or (Loss) Per Share
   ----------------------------

Earnings or (loss) per share is computed using the weighted average number of shares of common stock outstanding.

NOTE 3 - RECEIVABLES
         -----------

The Company's revenue and receivables are from retail sales to customers in the Lea County, New Mexico trade area through several retail outlets selling a variety of merchandise and services.

                                                             December 31,
                                                             1995
Receivables consist of:
      Open Trade Accounts                                    $    108,963
      Employees' Accounts                                          60,875
                                                                ---------
      Less Allowance for Doubtful Receivables                      (6,586)
                                                                ----------
                                                                  163,252
      Current Portion of Financing
        Contracts Receivable                                    4,425,091
      Less Allowance for Doubtful Collections                    (131,722)
                                                                ----------
                                                                4,293,369
                                                                ----------
                                                              $ 4,456,621
                                                                ==========

    The following is an aging of receivables at December 31, 1995.

    Current                                                    $ 2,820,811
    1-30 days                                                      889,083
    31-60                                                          323,301
    61-90                                                          128,529
    91 and over                                                    433,205
                                                                ----------
    Total                                                        4,594,929
    Less Allowance for Doubtful Accounts                          (138,308)
                                                                -----------
                                                               $ 4,456,621
                                                                ===========

                          PEGASUS INDUSTRIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1995 and 1994

NOTE 4 - INVESTMENT IN COOPERATIVE SECURITIES
         ------------------------------------

The Company does business with a supplier which operates as a cooperative. Under the cooperative structure, purchasers receive restricted stock and notes. The stock and notes are recorded at cost by the Company. The stock is subject to certain buy-sell restrictions. The notes have maturities dated December 31, 1999. The balance is as follows at December 31, 1995:

    Notes          $ 4,640
    Stock           11,910
                   -------
    Total          $16,550
                   =======

NOTE 5 - PROPERTY AND EQUIPMENT
         ----------------------

                                                         December 31,
                                                            1995
Buildings                                                $    50,000
Leasehold Improvements                                       176,767
Equipment                                                    501,376
Furniture and Fixtures                                       300,007
Automobiles and Trucks                                       241,191
                                                         -------------
                                                           1,269,341
Less Accumulated Depreciation                                918,472
                                                         -------------
Net Book Value                                           $   350,869
                                                         =============

Expenditures for repairs and maintenance and minor renewal and betterments are charged to operations in the year incurred. Major renewals and betterments are capitalized.

NOTE 6 - FINANCING CONTRACTS RECEIVABLE
         ------------------------------

The Company finances customer purchases on various terms not exceeding 36 months. Interest charged varies and currently is 21%. There were 9,699 customer contracts outstanding at December 31, 1995. The contracts are secured by furniture, appliances or other consumer products purchased. The balance consist of:


                                                  December 31
                                                      1995
Financing Contracts                               $  8,407,283
Less Unearned Finance and Insurance Charges         (1,285,734)
                                                  --------------
                                                     7,121,549
Less Allowance for Doubtful Accounts                  (212,950)
                                                  --------------
                                                  $  6,908,599
                                                  ==============

                        PEGASUS INDUSTRIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1995 and 1994

NOTE 6 - FINANCING CONTRACTS RECEIVABLE
         ------------------------------


Current Portion        $ 4,283,369
Noncurrent Portion       2,625,230
                       -----------
                       $ 6,908,599
                       ===========

NOTE 7 - INCOME TAXES
         ------------

As of December 31, 1995, the Company has net operating loss of approximately $3,813,117 which will expire in the years 2009 and 2010, if not utilized. The estimated deferred income tax benefit net of a valuation allowance for doubtful realization, consist of:

                                       December 31,
                                           1995
Benefit                                $  772,000
Valuation Allowance                      (711,848)
                                       ------------
                                           60,152

NOTE 8 - ACCOUNTS PAYABLE
         ----------------

The following is an aging of accounts payable at December 31, 1995.

Current                 $ 327,602
31-60                      74,009
61-90                       3,267
91 and Over               390,446
                        ---------
Total                    $795,324

Note 9 - LONG-TERM DEBT
         --------------

Revolving note of $10,000,000 with a financial institution, secured by substantially all assets of the Company, bearing interest at the institution's base rate plus 2.5% or 11% currently, the available loan amount varies on a formula based upon the amount of eligible contracts receivable, and the amount of inventory on hand; interest is payable monthly with the principle due December 31, 1996. The loan agreement provides for acceleration of the maturity date of the

                          PEGASUS INDUSTRIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                         December 31, 1995 and 1994

NOTE 9 - NOTES PAYABLE (CONTINUED)
         -------------------------

note and certain other remedies upon occurrence as of
an Event of Default. Certain potential Events of Default
as that term is used in the loan agreement have occurred
as of and subsequent to December 31, 1995. The Company was
officially notified of the defaults on February 22, 1996.
As of May 10, 1996, the lender has not accelerated maturity
and has agreed to renegotiate the note with revised Events
of Default.                                                         $  7,403,085

Various unsecured notes payable to pre-petition creditors,
bearing interest at 6.21% or 2.5%, due in quarterly and
annual payments of principal and interest of varying amounts beginning March 15, 1994, with varying balloon payouts due
December 15, 1998. The death benefit of a $446,000 face
value life insurance policy on the life of the majority
preferred stockholder in the subsidiary, is pledged to pay
these notes payable. These notes are currently in arrears
in payment.                                                              260,871

Note payable, secured by real estate, bearing interest at 6%, due in monthly payments of principal and interest of $500
through August, 2004.                                                     41,046

Note payable, secured by equipment, bearing interest at 7.9%, due in monthly payments of principal and interest of $540
through September, 1995.                                                     540

Note payable, secured by equipment, bearing interest at 7.9%, due in monthly payments of principal and interest of $461 through
December, 1995.                                                            1,303

Note payable, secured by equipment, bearing interest at 9.95%, due in monthly payments of principal and interest of $268.25
beginning August 15, 1995 through August 15, 1998.                         8,853

                            PEGASUS INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1995 and 1994

NOTE 9 - LONG-TERM DEBT (CONTINUED)
         --------------------------

Note payable, secured by credit insurance commissions,
dated August 4, 1995 bearing interest at 10.75% with
payments due quarterly, and principal payments of $12,500
due monthly. Note is due September 4, 1996.                              250,000
                                                                    ------------
Total                                                                  7,965,698

Less Current Portion                                                   7,678,870
                                                                    ------------
                                                                    $    286,828
                                                                    ============

At December 31, 1995, there were two letters of credit outstanding with a financial institution in the amount of $ 100,000 each, maturing June 1, 1996.

The annual maturities and for the five years ended December 31, 2000, and in the aggregate are as follows:

1996                          $ 7,698,870
1997                               29,501
1998                               29,960
1999                               17,983
2000                               13,443
Thereafter                        195,941
                               ----------
                              $ 7,965,698
                               ==========

NOTE 10 - PREFERRED STOCKHOLDERS' EQUITY IN SUBSIDIARY
          --------------------------------------------

As a part of the bankruptcy (chapter 11) plan and quasi-reorganization of the Company's subsidiary, all common shares of the then existing shareholders' of the subsidiary were cancelled, with the existing shareholders accepting preferred shares in the subsidiary and allowing the subsidiary to issue new common stock to the new shareholders that purchased the subsidiary as of December 31, 1994, all prior to the merger with the Company.

NOTE 11 - TRANSACTIONS WITH RELATED PARTIES
          ---------------------------------

The Company rents all but one of it's buildings from Young's Investment Corporation. Young's Investment Corporation is 100% owned by Zearl T. Young who owns 50% of the Series A preferred stock of Zearl T. Young, Inc., a wholly owned subsidiary of the Company. The amount of rent was $240,000 for the year ended December 31, 1995. The Company was in arrears, in rent payments, as of December 31, 1995 in the amount of $31,500. The Company pays certain expenses related to the buildings such as property taxes, insurance, and repairs and maintenance.

                          PEGASUS INDUSTRIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 1995 and 1994

NOTE 11 - TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
          ---------------------------------------------

The Company also pays management and director fees to companies that are related through common ownership. These amounts totaled $72,000 in 1995.

NOTE  12 - SUBSEQUENT EVENTS
           -----------------

On March 6, 1996, the Board of Directors adopted a resolution to issue a new class of preferred stock, with the rights, privileged and preferences to be determined at a future date.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 1998.





                              PEGASUS INDUSTRIES, INC.



                              By:   /s/Robert W. Schleizer
                                    -----------------------------
                                    Robert W. Schleizer, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.



/s/   Robert W. Schleizer
----------------------------------
Robert W. Schleizer, President (1)
March 26, 1998



(1)  Principal executive officer