Form 10-Q
period 1996-03-31
PEGASUS INDUSTRIES INC
filed 1998-04-02
CIK 757073

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996         Commission File Number 0-12977

                         PEGASUS INDUSTRIES, INC.
           ----------------------------------------------------
            (Exact name of registrant as specified in charter)

              Nevada                                    95-3599648
-----------------------------        ------------------------------------------
(State or other jurisdiction)          (I.R.S. Employer Identification Number)

               400 N. St. Paul, Suite 950, Dallas, TX 75201
          ------------------------------------------------------
                 (Address of principal executive offices)

                              (214) 520-8300
               -------------------------------------------
                       (Registrant's telephone number)


Title of each class                          Name of each exchange on which
to be so registered                          each class is to be registered
----------------------                    -------------------------------------
         None                                          None
         Securities registered pursuant to Section 12(g) of the Act:

Common Stock Par Value $0.01                 Outstanding as of March 31, 1996
---------------------------------------  ---------------------------------------
(Title of Class)                                    14,352,151

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes             No     X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrants knowledge [in definitive proxy or information state-ments incorporated by reference in Part III this form 10-K or any amendment
to this form 10-K.          [ X ]

                    PEGASUS INDUSTRIES, INC.

                             INDEX

                                                                  PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed consolidated financial statements                 3

          Condensed Consolidated Balance Sheets
          March 31, 1996 and December 31, 1995                        3

          Condensed Consolidated Statement of Income
          Three Months Ended March 31, 1996 and
          March 31, 1995                                              6

          Condensed Consolidated Statement of Cash Flows --
          Three Months Ended March 31, 1996 and
          March 31, 1995                                              8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            10

          Signatures                                                  10

                             PART I

ITEM I.   PEGASUS INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

     In the opinion of management, the information set forth in the Condensed Consolidated Balance Sheets is fairly stated in all material aspects in re-lation to the consolidated balance sheets from which it has been derived.

                                                          Pro Forma
                                           March 31,      December 31,
                                           1996 (1)       1995 (1)
                                           -----------    ------------
Current Assets:
     Cash                                  $    69,242    $     73,782
     Financing Contract Receivables
          Current Portion                    4,137,719       4,456,621
     Inventories                               949,831       1,026,491
Prepaid Expenses and Other                     179,620         219,645
                                            ----------      ----------
          Total Current Assets               5,336,412       5,776,539

Property and Equipment, net of
 accumulated depreciation of
 $976,244 and $918,472                         337,812         350,869

Financing Contracts Receivable 0
 non current portion                         2,228,002       2,625,230
Deferred Tax Benefits                           60,152          60,152
Other Assets                                   118,012          61,420
                                           -----------     -----------
                                            $8,080,390      $8,874,210
                                           -----------     -----------

  The accompanying notes are an integral part of the Condensed Consolidated Balance Sheets.

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           Pro Forma
                                           March 31,       December 31,
                                           1996 (1)        1995 (1)
                                           -----------     ------------
Current Liabilities:
     Accounts Payable                      $   901,608     $    795,324
     Accrued Expenses                          229,317          238,317
     Current maturities of long
      term debt                              7,126,757        7,678,870
                                           -----------     ------------
          Total Current Liabilities          8,242,182        8,712,511

Long-term debt, less current maturities        285,042          286,828
                                          ------------     ------------
                                             8,547,224        8,999,339

Preferred Stockholders' Equity in
 Subsidiary                                  1,128,370 (2)    1,128,370

Stockholders' Equity
     Common stock, $.01 par value,
     50,000,000 shares authorized;
     14,352,151 shares issued and
     outstanding at March 31, 1996 and
     14,342,151 shares issued and out-
     standing at December 31, 1995             143,521          143,521

Additional Paid in Capital                      58,446           58,446
Accumulated Loss                            (1,797,171)      (1,455,466)
                                         -------------    -------------
                                            (1,595,204)      (1,253,499)
                                         -------------    -------------
                                            $8,080,390       $8,874,210

  The accompanying notes are an integral part of the Condensed Consolidated Balance Sheets.

            NOTES TO CONDENSED CONSOLIDATED BALANCE SHEET

(1) The unaudited condensed consolidated balance sheet represent the con-solidated assets, liabilities and stockholders' equity of the Company and its wholly owned subsidiary, Zearl T. Young, Incorporated ("ZTY").

(2) Reflects the preferred stockholders' equity interest in ZTY as a result of a reorganization in 1994. The preferred stock, issued as part of the re-organization, has a $5.00 par value and 5% cumulative dividend.

           CONSOLIDATED CONDENSED STATEMENT OF INCOME

     The interim consolidated condensed statement of income contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

                                        For the Three Months Ended
                                       March 31,           March 31,
                                         1996                1995
                                     ------------        ------------
                                     (unaudited)         (unaudited)
Net Sales                            $    832,964        $  1,206,886
Cost of Sales                             546,155             724,759
                                     ------------        ------------
Gross Profit                              286,809             482,127

Financing Income                          511,322             614,372
                                     ------------        ------------
                                          798,131           1,096,499
Selling, General and
  Administrative Expenses                 923,490             996,929
                                     ------------        ------------
Operating Income                         (125,359)             99,570

Interest Expense                          216,346             230,540

Net Income/(Loss)                    $   (341,705)       $   (130,970)
                                     ------------        ------------

Loss per Common Share                      (0.024)(1)          (0.009)(1)
                                     ------------        ------------

Weighted Average Common Shares         14,352,151          14,352,151
                                     ------------        ------------

         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW

                                        For the Three Months Ended
                                       March 31,           March 31,
                                         1996                1995
                                     ------------        ------------
                                     (unaudited)          (unaudited)
Cash flow provided by (used in)
  operating activities:
     Net income/(loss)                   (341,705)           (130,970)
Adjustments to reconcile net cash
  provided (used in) operating
  activities:
     Depreciation and amortization         13,058              63,139
     (Increase)decrease in finance
       contract receivables               716,130             650,926
     (Increase)decrease in inventories     76,660              12,095
     (Increase)decrease in prepaid
       expenses                            40,025             (26,773)
     Increase(decrease) in accounts
       payable                            110,784              38,556
     Increase(decrease) in accrued
       expenses                            (9,000)            (30,126)
                                     ------------        ------------
     Net cash provided by (used) in
      operating activities                605,952             576,847
Cash flows (used in) investing
  activities:
     (Increase)decrease in property
       and equipment                      (56,592)            (51,632)
     (Increase)decrease in other
       assets                                 -0-                 -0-
                                     ------------        ------------
     Net cash (used in) investing
       activities                         (56,592)            (51,632)
Cash flows (used in) financing
  activities:
     Increase(decrease) in long-term
       debt                              (553,899)           (528,629)
                                     ------------        ------------
     Net cash (used in) financing
       activities                        (610,492)           (528,629)
                                     ------------        ------------
Net Increase in Cash                       (4,540)             (3,414)
Cash - beginning of period                 73,782              99,759
                                     ------------        ------------
Cash - end of period                       69,242              96,345
                                     ------------        ------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's business consists of the sale of retail consumer products, primarily consumer durable goods such as furniture, appliances, carpet and electronics and the related financing of those purchases with consumer finance contracts.

     Accordingly, the Company experiences the normal cyclical fluctuations of most retailers with operations during the fourth quarter (October through December) comprising a disproportionate portion of its annual revenues and gross profits.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1996 COMPARED TO DECEMBER 31, 1995

     During the three months ended March 31, 1996, ZTY's current assets de-creased by $440,127 primarily due to a decrease of $318,902 in the current portion of finance contract receivables. The decrease is due to seasonal increases in collections on Christmas season purchases during the first quarter of each year and due to a 31% decrease in first quarter sales in 1996 as compared to 1995. The decrease during the same period for the prior year was $454,876. Cash balances decreased $4,540 during the quarter.

     Current liabilities decreased $470,329 during the three months ended March 31, 1996. Trade accounts payable increased $106,284 while accrued expenses decreased $30,126. Current maturities of long term debt decreased $552,113 which consisted primarily of paydown of debt due to inventory liqui-dation and reduction in finance contract receivable. ZTY is experiencing liquidity shortages resulting in extended terms on trade credit.

     The entire portion of ZTY's note payable to its primary lender is shown as a current liability. It matures December 31, 1996. ZTY is currently in default of its financial covenants which gives the lender the right to ac-celerate the note at any time.

     Long term debt decreased $1,786. Finance contracts receivable decreased $716,130 and inventory decreased $76,660 during the three months ended March 31, 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     The Company's consolidated statements of income and cash flows for the three months ended March 31, 1996 and 1995 consist of the Company and of ZTY, its wholly owned subsidiary.

     Net retail sales for the quarter ended March 31, 1996 decreased $373,922 or 31% while gross profits decreased $195,318 compared to the same period in 1995. The decrease is primarily due to the Company's working capital short-ages which severely restricted its ability to purchase inventory. The Com-pany was able to replace only limited merchandise on primarily COD terms due to its inability to pay its vendors.

     Financing income decreased $103,050 compared to the first quarter in 1996 primarily due to the decrease in outstanding finance contracts.

     Selling, general and administrative expenses decreased $73,439 during this quarter as compared to a year earlier. The decrease was primarily re-lated to reduced staff resulting from slow sales.

     The Company reported an operating loss of $125,359 for the first quarter of 1996 as compared to a $99,570 operating profit in the first quarter of 1995. The net loss of $341,705 for the first quarter of 1996 compared to a loss of $130,970 for the first quarter the prior year is due to reduced sales, low inventories and an inability to further reduce overhead without closing additional stores.

                  PART II   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     The Company filed a report on Form 8-K for the first quarter of 1996 to
report a change in the Company's independent auditors.   Pegasus Industries,
Inc. ("Pegasus") has engaged William L. Clancy, CPA, ("Clancy") 4041 North Central Avenue, Phoenix, Arizona 85011 as the independent accountant for Company and its subsidiary the fiscal year ended December 31, 1995.

    Duane V. Midgley ("Midgley"), CPA was dismissed by Pegasus as of March 12, 1996. Pegasus also dismissed Johnson, Miller & Co. ("Johnson") as the independent accountant for Pegasus' wholly owned subsidiary Zearl T. Young, Incorporated ("ZTY") as of March 12, 1996.

    2. Midgley opinions during the part two years were unqualified and included no disclaimers.

    The opinions of Johnson were unqualified but included specific language as to the requirements of ZTY to comply with certain provisions of its Plan of Reorganization,

    The change in accountants for Pegasus was approved by the Company's audit committee. The change in accountants for ZTY was approved by its Board of Directors.

    4.   Management has no disagreements with Midgley or Johnson regarding:

    a)   Accounting principles of practices

    b)   Financial statement disclosure

    C)   Auditing scope or procedure

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 1998.

                         PEGASUS INDUSTRIES, INC.

                         /s/ Robert W. Schleizer
                         ----------------------------------
                         By: Robert W. Schleizer, President