Form 10-Q
period 1996-06-30
PEGASUS INDUSTRIES INC
filed 1998-04-02
CIK 757073

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996          Commission File Number 0-12977

                         PEGASUS INDUSTRIES, INC.
            ---------------------------------------------------
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

Common Stock Par Value $0.01                 Outstanding as of June 30, 1996
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

                    PEGASUS INDUSTRIES, INC.

                             INDEX

                                                       PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed consolidated financial statements      3

          Condensed Consolidated Balance Sheets
          June 30, 1996 and December 31, 1995              3

          Condensed Consolidated Statement of Income
          Three Months Ended June 30, 1996 and
          June 30, 1995                                    6

          Condensed Consolidated Statement of Income --
          Six Months Ended June 30, 1996 and
          June 30, 1995                                    7

          Condensed Consolidated Statement of Cash
          Flows   Six Months Ended June 30, 1996 and
          June 30, 1995                                    8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    9

PART II.  OTHER INFORMATION                                11


          Signatures                                       11

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

                                                     Pro Forma
                                      June 30        December 31,
                                      1996 (1)       1995 (1)
                                      -----------    --------------
Current Assets:
     Cash                             $    17,842    $       73,782
     Financing Contract Receivables
          Current Portion               3,976,056         4,456,621
     Inventories                        1,024,090         1,026,491
Prepaid Expenses and Other                126,989           219,645
                                      -----------    --------------
          Total Current Assets          5,144,412         5,776,539

Property and Equipment, net of
 accumulated depreciation of
 $957,020 and $918,472                    210,778           350,869

Financing Contracts Receivable -
 non current portion                    2,140,953         2,625,230
Deferred Tax Benefits                      60,152            60,152
Other Assets                               69,428            61,420
                                      -----------       -----------
                                      $ 7,726,288       $ 8,874,210
                                      -----------       -----------

  The accompanying notes are an integral part of the Condensed Consolidated Balance Sheets.

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        Pro Forma
                                         June 31,      December 31,
                                         1996 (1)       1995 (1)
                                         ------------   -------------
Current Liabilities:
     Accounts Payable                    $    680,143   $     795,324
     Accrued Expenses                         342,671         238,317
     Current maturities of long
      term debt                             7,232,642       7,678,870
                                         ------------   -------------
          Total Current Liabilities         8,255,456       8,712,511

Long-term debt, less current maturities       344,442         286,828
                                         ------------   -------------
                                            8,599,898       8,999,339

Preferred Stockholders' Equity in
 Subsidiary                                 1,128,370 (2)   1,128,370

Stockholders' Equity
     Common stock, $.01 par value,
     50,000,000 shares authorized;
     14,352,151 shares issued and
     outstanding at June 30, 1996
     and 14,342,151 shares issued
     and outstanding at December
     31, 1995                                 143,521         143,521

Additional Paid in Capital                     58,446          58,446
Accumulated Loss                           (2,203,947)     (1,455,466)
                                        -------------   -------------
                                           (2,001,980)     (1,253,499)
                                        -------------   -------------
                                           $7,726,288      $8,874,210

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

           CONSOLIDATED CONDENSED STATEMENT OF INCOME

     The interim consolidated condensed statement of income contained herein reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Operating results for the three month period ended June 30, 1996 are not ne-cessarily indicative of the results that may be expected for the year ended December 31, 1996.

                                            For the Three Months Ended
                                              June 30,       June 30,
                                                1996           1995
                                            ------------   ------------
                                            (unaudited)    (unaudited)
Net Sales                                   $  1,117,109   $  1,486,088
Cost of Sales                                    793,394        778,396
                                            ------------   ------------
Gross Profit                                     323,715        707,692

Financing Income                                 477,916        581,337
                                            ------------   ------------
                                                 801,631      1,289,029
Selling, General and Administrative Expenses     801,631      1,104,989
                                            ------------   ------------
Operating Income                                (170,910)       184,040

Interest Expense                                 235,866        228,001

Net Income/(Loss)                           $   (406,776)  $    (43,961)
                                            ------------   ------------

Loss per Common Share                             (0.028)(1)     (0.003)(1)
                                            ------------   ------------

Weighted Average Common Shares                14,352,151     14,352,151
                                            ------------   ------------

     CONSOLIDATED CONDENSED STATEMENT OF INCOME

     The interim consolidated condensed statement of income contained herein reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Operating results for the six month period ended June 30, 1996 are not ne-cessarily indicative of the results that may be expected for the year ended December 31, 1996.

                                         For the Six Months Ended
                                     June 30,                 June 30,
                                       1996                     1995
                                   ------------             ------------
                                   (unaudited)             (unaudited)
Net Sales                          $  1,950,073             $  2,692,974
Cost of Sales                         1,339,549                1,503,155
                                   ------------             ------------
Gross Profit                            610,524                1,189,819

Financing Income                        989,238                1,195,707
                                   ------------             ------------
                                      1,599,762                2,385,528
Selling, General and Admini-
  strative Expenses                   1,896,031                2,101,918
                                   ------------             ------------
Operating Income                       (296,269)                 283,610

Interest Expense                        452,212                  458,541

Net Income/(Loss)                  $   (748,481)            $   (174,931)
                                   ------------             ------------

Loss per Common Share                    (0.05)(1)                (0.01)(1)
                                   ------------             ------------

Weighted Average Common Shares       14,352,151               14,352,151
                                   ------------             ------------

         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW

                                          For the Six Months Ended
                                     June 30,                 June 30,
                                       1996                     1995
                                   ------------             ------------
                                   (unaudited)              (unaudited)
Cash flow provided by (used in)
  operating activities:
     Net income/(loss)                 (748,481)                (174,931)
Adjustments to reconcile net cash
  provided (used in) operating
  activities:
     Depreciation and amortization       38,548                  126,679
     (Increase)decrease in finance
       contract receivables             964,842                  163,173
     (Increase)decrease in inven-
       tories                             2,401                  (72,224)
     (Increase)decrease in prepaid
       expenses                          92,656                  (56,282)
     Increase(decrease) in accounts
       payable                         (115,181)                  68,840
     Increase(decrease) in accrued
       expenses                         104,354                  (41,275)
                                   ------------             ------------
     Net cash provided by (used) in
      operating activities              339,139                  576,847
Cash flows (used in) investing
  activities:
     (Increase)decrease in property
       and equipment                      1,543                   (1,509)
     (Increase)decrease in other
       assets                            (8,008)                  31,860
                                   ------------             ------------
     Net cash (used in) investing
       activities                        (6,465)                  30,351
Cash flows (used in) financing
  activities:
     Increase(decrease) in long-
       term debt                       (388,615)                  55,535
                                   ------------             ------------
     Net cash (used in) financing
       activities                      (388,615)                  55,535
                                   ------------             ------------
Net Increase in Cash                    (55,941)                  99,866
Cash - beginning of period               73,782                  317,723
                                   ------------             ------------
Cash - end of period                     17,842                  417,589
                                   ------------             ------------

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

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1996 COMPARED TO DECEMBER
31, 1995

     During the six months ended June 30, 1996, ZTY's current assets de-creased by $631,562, primarily due to a decrease of $480,565 in the current portion of finance contract receivables. The decrease is normal for ZTY due to ZTY's inability to purchase inventory, resulting in reduced gross sales. Inventories decreased $2,401 from December 31, 1995 to June 30, 1996. Inven-tories are typically at the lowest levels at the end of December each year. The Company's working capital shortages kept inventory at very low levels throughout the first months of 1996. Management was forced to close the carpet store and repair shop during the second quarter due to insufficient inventory. Cash balances decreased $55,940, primarily due to a $115,181 re-duction in trade accounts payable. Current liabilities decreased $457,055, primarily due to the decrease in accounts payable and due to the $446,228 reduction in current maturities in long term debt. Long term debt increased $57,614 during the six month period.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
THREE
MONTHS ENDED JUNE 30, 1995

     The Company's Statements of Income for the three months ended June 30, 1996 and the pro forma Statement of Income for June 30, 1995 consist solely of operations of ZTY, its wholly owned subsidiary acquired February 28, 1995.

     Net sales for the second fiscal quarter decreased from $1,486,088 in 1995 to $1,117,109 in 1996, a 25% decrease, while gross profit declined $383,977, a 54% decrease. Reduced sales for the quarter was due to ZTY operating two fewer stores in 1996 as compared to 1995 and due to diffi-culties due to sales discounts to sell aged inventory and liquidation of inventory in the two closed stores.

     Financing income for the quarter decreased $103,461 compared to the three month period a year earlier, an 18% decrease, primarily due to lower retail sales and reduced base of finance contract receivables. Selling, general and administrative expenses for the quarter decreased by $132,448 compared to the prior year. The Company had an operating loss of $170,910 for the three months ended June 30, 1996 as compared to operating income of $184,040 for the same period a year earlier. The operating loss was pri-marily due to reduced sales raised by working capital shortages.

Results in Operations for the Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     ZTY's sales during the six months ended June 30, 1996 were $1,950,073 compared to $2,692,974, a decrease of $257,099 (10%). Gross profit for the six months decreased $579,295 or 49%. Financing income decreased $206,469 a 17% decrease. Selling, general and administrative expenses decreased $205,887, a 10% decrease due to the additional store closings. The Company reported a net loss of $748,481 for the six months ended June 30, 1996 as compared to a net loss of $174,931 for the six month period a year earlier.

     The Company reported a net operating loss of $170,910 in the quarter compared to a profit of $184,040 for the same period in 1995. Net loss for the quarter was $406,776 compared to a loss of $43,961 a year earlier.

                  PART II   OTHER INFORMATION


     None of the items are applicable.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 1998.

                         PEGASUS INDUSTRIES, INC.

                         /s/ Robert W. Schleizer
                         --------------------------------------
                         By: Robert W. Schleizer, President