Form 10-Q
period 1996-09-30
PEGASUS INDUSTRIES INC
filed 1998-04-03
CIK 757073

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996          Commission File Number 0-12977

                          PEGASUS INDUSTRIES, INC.
   ----------------------------------------------------------------------
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
                       (Registrant's telephone number)


Title of each class                          Name of each exchange on which
to be so registered                          each class is to be registered
----------------------                     ---------------------------------
         None                                          None
         Securities registered pursuant to Section 12(g) of the Act:

Common Stock Par Value $0.01             Outstanding as of September 30, 1996
-----------------------------           --------------------------------------
(Title of Class)                                    14,352,151

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the re-gistrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes             No     X

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

                             PART I

ITEM I.   PEGASUS INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

     In the opinion of management, the information set forth in the Condensed Consolidated Balance Sheets is fairly stated in all material aspects in relation to the consolidated balance sheets from which it has been derived.

                                                                Pro Forma
                                                June 30,       December 31,
                                                1996 (1)         1995 (1)
                                               ----------     -------------
Current Assets:
     Cash                                      $   17,842     $      73,782
     Financing Contract Receivables
          Current Portion                       3,976,056         4,456,621
     Inventories                                1,024,090         1,026,491
Prepaid Expenses and Other                        126,989           219,645
                                               ----------     -------------
          Total Current Assets                  5,144,412         5,776,539

Property and Equipment, net of
 accumulated depreciation of
 $957,020 and $918,472                            210,778           350,869

Financing Contracts Receivable -
 non current portion                            2,140,953         2,625,230
Deferred Tax Benefits                              60,152            60,152
Other Assets                                       69,428            61,420
                                               ----------     -------------
                                               $7,726,288     $   8,874,210
                                               ----------     -------------

  The accompanying notes are an integral part of the Condensed Consolidated Balance Sheets.

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                Pro Forma
                                                March 31,      December 31,
                                                1996 (1)       1995 (1)
                                               -----------    --------------
Current Liabilities:
     Accounts Payable                          $   680,143    $      795,324
     Accrued Expenses                              342,671           238,317
     Current maturities of long
      term debt                                  7,232,642         7,678,870
                                               -----------    --------------
          Total Current Liabilities              8,255,456         8,712,511

Long-term debt, less current maturities            344,442           286,828
                                               -----------    --------------
                                                 8,599,898         8,999,339

Preferred Stockholders' Equity in
 Subsidiary                                      1,128,370 (2)     1,128,370

Stockholders' Equity
     Common stock, $.01 par value,
     50,000,000 shares authorized;
     14,352,151 shares issued and
     outstanding at June 30, 1996
     and 14,342,151 shares issued
     and outstanding at December
     31, 1995                                      143,521           143,521

Additional Paid in Capital                          58,446            58,446
Accumulated Loss                                (2,203,947)       (1,455,466)
                                                -----------     -------------
                                                (2,001,980)       (1,253,499)
                                                -----------     -------------
                                                $7,726,288        $8,874,210

  The accompanying notes are an integral part of the Condensed Consolidated Balance Sheets.

            NOTES TO CONDENSED CONSOLIDATED BALANCE SHEET

(1) The unaudited condensed consolidated balance sheet represent the consoli-dated assets, liabilities and stockholders' equity of the Company and its wholly owned subsidiary, Zearl T. Young, Incorporated ("ZTY").

(2) Reflects the preferred stockholders' equity interest in ZTY as a result of a reorganization in 1994. The preferred stock, issued as part of the reorgani-zation, has a $5.00 par value and 5% cumulative dividend.

           CONSOLIDATED CONDENSED STATEMENT OF INCOME

     The interim consolidated condensed statement of income contained herein re-flects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Opera-ting results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

                                            For the Three Months Ended
                                           June 30,            June 30,
                                             1996                1995
                                         ------------        ------------
                                         (unaudited)         (unaudited)
Net Sales                                $1,117,109          $1,486,088
Cost of Sales                               793,394             778,396
                                         ------------        ------------
Gross Profit                                323,715             707,692

Financing Income                            477,916             581,337
                                         ------------        ------------
                                            801,631           1,289,029
Selling, General and Administrative
  Expenses                                  801,631           1,104,989
                                         ------------        ------------
Operating Income                           (170,910)            184,040

Interest Expense                            235,866             228,001

Net Income/(Loss)                        $ (406,776)         $  (43,961)
                                         ------------        ------------

Loss per Common Share                        (0.028)(1)          (0.003)(1)
                                         ------------        ------------

Weighted Average Common Shares           14,352,151          14,352,151
                                         ------------        ------------

     CONSOLIDATED CONDENSED STATEMENT OF INCOME

     The interim consolidated condensed statement of income contained herein reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Operating results for the six month period ended June 30, 1996 are not neces-sarily indicative of the results that may be expected for the year ended December 31, 1996.

                                          For the Six Months Ended
                                        June 30,            June 30,
                                          1996                1995
                                      ------------        ------------
                                       (unaudited)         (unaudited)
Net Sales                             $  1,950,073        $  2,692,974
Cost of Sales                            1,339,549           1,503,155
                                      ------------        ------------
Gross Profit                               610,524           1,189,819

Financing Income                           989,238           1,195,707
                                      ------------        ------------
                                         1,599,762           2,385,528
Selling, General and Administrative
  Expenses                               1,896,031           2,101,918
                                      ------------        ------------
Operating Income                          (296,269)            283,610

Interest Expense                           452,212             458,541

Net Income/(Loss)                     $   (748,481)       $   (174,931)
                                      ------------        ------------

Loss per Common Share                        (0.05)(1)           (0.01)(1)
                                      ------------        ------------

Weighted Average Common Shares          14,352,151          14,352,151
                                      ------------        ------------

         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW

                                           For the Six Months Ended
                                         June 30,            June 30,
                                           1996                1995
                                       ------------        ------------
                                       (unaudited)         (unaudited)
Cash flow provided by (used in)
  operating activities:
     Net income/(loss)                     (748,481)           (174,931)
Adjustments to reconcile net cash
  provided (used in) operating
  activities:
     Depreciation and amortization           38,548             126,679
     (Increase)decrease in finance
       contract receivables                 964,842             163,173
     (Increase)decrease in inventories        2,401             (72,224)
     (Increase)decrease in prepaid
       expenses                              92,656             (56,282)
     Increase(decrease) in accounts
       payable                             (115,181)             68,840
     Increase(decrease) in accrued
       expenses                             104,354             (41,275)
                                       ------------        ------------
     Net cash provided by (used) in
      operating activities                  339,139             576,847
Cash flows (used in) investing
  activities:
     (Increase)decrease in property and
      equipment                               1,543              (1,509)
     (Increase)decrease in other assets      (8,008)             31,860
                                       ------------        ------------
     Net cash (used in) investing
       activities                            (6,465)             30,351
Cash flows (used in) financing activities:
     Increase(decrease) in long-term debt  (388,615)             55,535
                                       ------------        ------------
     Net cash (used in) financing
       activities                          (388,615)             55,535
                                       ------------        ------------
Net Increase in Cash                        (55,941)             99,866
Cash - beginning of period                   73,782             317,723
                                       ------------        ------------
Cash - end of period                         17,842             417,589
                                       ------------        ------------

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

LIQUIDITY AND CAPITAL RESOURCES   JUNE 30, 1996 COMPARED TO DECEMBER 31, 1995

     During the six months ended June 30, 1996, ZTY's current assets de-creased by $631,562,primarily due to a decrease of $480,565 in the current portion of finance contract receivables. The decrease is normal for ZTY due to ZTY's inability to purchase inventory, resulting in reduced gross sales. Inventories decreased $2,401 from December 31, 1995 to June 30, 1996. Inven-tories are typically at the lowest levels at the end of December each year. The Company's working capital shortages kept inventory at very low levels throughout the first months of 1996. Management was forced to close the car-pet store and repair shop during the second quarter due to insufficient inven-tory. Cash balances decreased $55,940, primarily due to a $115,181 reduction in trade accounts payable. Current liabilities decreased $457,055, primarily due to the decrease in accounts payable and due to the $446,228 reduction in current maturities in long term debt. Long term debt increased $57,614 during the six month period.

RESULTS OF OPERATIONS   THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1995

     The Company's Statements of Income for the three months ended June 30, 1996 and the pro forma Statement of Income for June 30, 1995 consist solely of operations of ZTY, its wholly owned subsidiary acquired February 28, 1995.

     Net sales for the second fiscal quarter decreased from $1,486,088 in 1995 to $1,117,109 in 1996, a 25% decrease, while gross profit declined $383,977, a 54% decrease. Reduced sales for the quarter was due to ZTY operating two fewer stores in 1996 as compared to 1995 and due to difficulties due to sales discounts to sell aged inventory and liquidation of inventory in the two closed stores.

     Financing income for the quarter decreased $103,461 compared to the three month period a year earlier, an 18% decrease, primarily due to lower retail sales and reduced base of finance contract receivables. Selling, general and administrative expenses for the quarter decreased by $132,448 compared to the prior year. The Company had an operating loss of $170,910 for the three months ended June 30, 1996 as compared to operating income of $184,040 for the same period a year earlier. The operating loss was primarily due to reduced sales raised by working capital shortages.

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

     The Company reported a net operating loss of $170,910 in the quarter com-pared to a profit of $184,040 for the same period in 1995. Net loss for the quarter was $406,776 compared to a loss of $43,961 a year earlier.

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