Form 10-K
period 1996-12-31
PEGASUS INDUSTRIES INC
filed 1998-04-10
CIK 757073

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission File Number 0-12977

                           PEGASUS INDUSTRIES, INC.
            --------------------------------------------------
            (Exact name of registrant as specified in charter)

        Nevada                                                95-3599648
-------------------------                               ------------------------
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

                       Common Stock Par Value $0.01
                       ----------------------------
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   ____     No   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrants knowledge [in definitive proxy or information statements incorporated by reference in Part III this form 10-K or any amendment to this
Form 10-K.          [ X ]

                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
          BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                         Yes    X      No ____

The number of shares of Common Stock outstanding as of December 31, 1996 was 14,343,091 shares, $0.01 par value.

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

The Company was originally incorporated as a Nevada corporation on November 1968 under the name Helistructures Corporation as a wholly owned subsidiary of American International, Inc. (formerly American Mining and Development Company). In January 1974, the Company changedits name from Helistructures Corporation to Midas International and in 1982 the name was changed from Midas International, Inc. to MII, Inc.

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

Acquisition of Zearl T. Young, Incorporated and Change of Control
-----------------------------------------------------------------

Effective February 28, 1995, the Company acquired 100% of the outstanding common stock of Zearl T. Young, Incorporated ("ZTY") from Pegasus Ventures, Inc. ("Ventures"), a privately held Texas corporation, pursuant to a Stock Exchange Agreement in exchange for the issuance of 11,500,000 shares of the Company's common stock. ZTY currently operates a nine store retail and consumer finance concern in Hobbs, New Mexico. ZTY has assets of over $11 million and generated revenues in fiscal 1994 in excess of $9 million. Ventures is a wholly owned subsidiary of Boudreau & Associates, Inc. ("BAI") formed in 1992 by John R. Boudreau and Robert W. Schleizer to acquire undermanaged and undervalued companies.

In connection with the transaction, Mr. Boudreau and Mr. Schleizer were elected to fill two of the three seats on the Company's board of directors. Kevin Chisholm, a certified public accountant in private practice, was elected to fill the remaining seat. The Company's prior directors, James M. Richards, Allen C. Stout and Kenneth Mock resigned. Mr. Boudreau was subsequently elected by the Company's board to fill the positions of Chairman of the Board, President and Secretary of the Company. Mr. Schleizer was elected Chief Financial Offficer and Treasurer of the Company. Mr. Boudreau resigned his position as director effective the same date. Mr. Chisholm also resigned as director December 31, 1995.

Business of Zearl T. Young, Incorporated
----------------------------------------

ZTY was founded in 1955 as a single location Western Auto store in Hobbs, New Mexico and was incorporated as a New Mexico corporation in 1958.

ZTY is engaged in the retail sale at its five locations of a diverse range of products including: (1) furniture; (2) home electronics; (3) household appliances; (4) hardware; (5) home improvement supplies; (6) household and commercial floor coverings and installation thereof; (7) sporting goods and recreational equipment; (8) automotive parts, supplies and accessories;
(9) automotive repair services; and (10) toys. ZTY's stores include a Western Auto affiliated store and a True Value Hardware store.

ZTY operates its business from five retail locations in Hobbs, New Mexico. The Company was operating five stores at December 1996 compared to nine the prior year. The diversified retail concern draws customers from southeastern New Mexico and western Texas. The company generates 72% of its revenues from sales of retail merchandise. In October 1996, the Company sold off $2.8 of its then $7.5 million finance contracts to Norwest Financial Services, Inc., an affiliate of its primary secured lender, Norwest Bank Minnesota, N.A. The sale was completed as part of a restructuring of the Company's $10 million line of credit that was in default. The Company netted $2.3 million or 81.4% of the gross finance contracts sold, resulting in a $90,000 loss to the Company. The entire proceeds were applied to the line of credit.

Approximately 28% of ZTY's revenues are derived from the financing of consumer purchases.

Competition
-----------

The retail merchandise trade in which ZTY is engaged is highly competitive. There are several discount retailers in Hobbs, New Mexico including Kmart and Walmart which affect the gross margins ZTY can achieve on its retail sales. In addition, during 1996, six new small loan companies have opened offices in Hobbs, directly competing with ZTY for higher risk credit consumers. The combination of both factors resulting in ZTY closing four stores in 1996.

Employees
---------

As of December 31, 1996, ZTY employed 54 people in New Mexico, 36 of which engaged in operating the retail operation, 15 operating the consumer finance business and 3 in administrative support positions. The Company currently has three employees in Dallas, Texas in administrative and executive capacities.


ITEM 2.   DESCRIPTION OF PROPERTY

The Company's headquarters are at 400 N. St. Paul, Suite 950, Dallas, Texas
75201.

ZTY, its wholly owned subsidiary, has 180,000 square feet of retail space available under a master lease agreement. ZTY also leases 50,000 square feet of warehouse space under the master lease. The master lease expires in November 2012. The master lease was negotiated on an arm's length basis with a company owned by some of ZTY's preferred shareholders. As of

December 31, 1996, the Company occupied only 43,000 square feet of retail space and 21,000 square feet of warehouse space. Rent payments were in arrears totalling $120,000 at December 31, 1996.

ZTY owns a 5,500 square foot office building in Hobbs, New Mexico that serves as its administrative office.


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

          Fiscal 1996         Low Bid            High Bid
          1st Quarter             .12                 .56
          2nd Quarter             .06                 .06
          3rd Quarter             .06                 .06
          4th Quarter             .07                 .08

          Fiscal 1995         Low Bid        High Bid
          1st Quarter             .15               1.00
          2nd Quarter             .44                .75
          3rd Quarter             .25                .87
          4th Quarter             .50               1.00

There is an absence of an established public trading market, therefore the market for the Common Stock is limited, sporadic and highly volatile.

Though no dividend restrictions exist relative to the Company's paying cash dividends, the Company has never paid cash dividends on its stock and does not anticipate doing so in the foreseeable future. Rather,the Company has determined to utilize any earnings in the operation of its business. Such policy is subject to change based on current industry and market conditions, as well as other factors beyond the control of the Company.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the registrant's financial position and operations during the year ended December 31, 1996 as compared to December 31, 1995.

Results of Operations
---------------------

The Company's Consolidated Statement of Operations for the years ended December 31, 1996 and December 31, 1995 consist of the Company and ZTY, its wholly owned subsidiary. Sales decreased from $5,621,587 for the year ended December 31, 1995 to $4,531,905 for the current year, a 19% decrease. The decrease is due to the closing of four additional stores in 1996. Gross profits declined 18% or $735,801 for the same period. Reduced sales and difficulty obtaining current inventory due to insufficient working capital caused the decline.

Financing income decreased from $2,000,153 to $1,720,282 for the year ended December 31, 1996 as compared to the year ended December 31, 1995, a 14% decrease.

The Company reported a net loss of $2,314,859 for the year ended December 31, 1996 as compared to a net loss of $1,455,466 for 1995. The losses and the Company's inability to raise sufficient working capital resulted in the Company entering into an agreement in May 1997 to liquidate ZTY.

Liquidity and Capital Resources
-------------------------------

Current liabilities as of December 31, 1996 of $7,637,789 exceeded currrent assets by $3,876,750. The Company experienced significant working capital shortages resulting in the inability to purchase sufficient inventory to maintain sales.

The Company was in default on certain financial covenants of its senior loan agreement including shareholder equity, collateral base and profitability provisions. Management entered into a Liquidation Agreement in May 1997 to close the operation of ZTY and sell its assets.

ITEM 7.   FINANCIAL STATEMENTS AND SELECTED FINANCIAL DATA

The following selected financial data of the Company for fiscal years 1996, 1995 and 1994 should be read in conjunction with the financial statements and related notes included in Item 8 of this Form 10-K. (See "Financial Statements and Notes Thereto").

                                 For the Year Ended December 31,
                              1996           1995             1994
Income Statement Data:

Revenues                       4,531,905      7,622,010        -0-
Net Income (Loss)             (2,314,859)    (1,455,460)       -0-
Net Income (Loss) per share         (.16)          (.09)       -0-
Dividends per share               -              -              -

Weighted average shares
   outstanding                14,352,151     14,352,151       2,781,151

Balance Sheet Data:

Total Assets                   5,271,801      8,874,210        -0-
Long Term Debt                     -            286,828        -0-
Stockholder's Equity          (3,568,358)    (1,253,499)       -0-

See Management's Discussion and Analysis of Financial Condition and Results of Operations for ZTY financial data for comparable periods.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTABILITY AND FINANCIAL DISCLOSURE

Duane V. Midgley, the Company's former accountant, and Johnson, Miller & Co, the auditors for Zearl T. Young, Inc., were dismissed by the Company on March 16, 1996. This event was reported in detail on a Form 8-K filed prior to this filing.


ITEM 9.   DIRECTORS AND OFFICERS OF THE REGISTRANT

On December 31, 1995, John R. Boudreau resigned as president and Director and Kevin Chisholm resigned as Director. Robert W. Schleizer assumed the role of President and remained as the sole Director of the Corporation. Following are the officers and directors as of December 31, 1996:

Name                  Age    Position                    Term
Robert W. Schleizer   42     President, Treasurer and    1/95 - Present
                             and Sole Director

David Donahue         32     Chief Financial Officer     7/96 - Present

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

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during 1996 all filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

Executives received compensation from the Company during 1996 as follows:

                         Summary Compensation Table
                         ---------------------------

           Annual Compensation      Long Term Compensation         All other
           -------------------      ---------------------------    Compensation
                                         Awards    Payouts         ------------
Name and                               Other    Restricted
Principal                              Annual   Stock               Options/LTIP
Position      Year  Salary($) Bonus($) Comp($)  Award(s)(1) SARs(#) Payouts($)
----------    ----- --------- -------  -------  ----------- ------- ------------
Robert W.
Schleizer,
President     1996  $100,000  -0-      -0-      -0-         -0-     -0-

David
Donahue
Chief Financial
Officer       1996  $31,500  -0-      -0-      -0-         -0-     -0-


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

As of December 31, 1996 there were 14,343,091 common shares of the Company, the Company's only class of voting securities. The Company has no knowledge of any arrangements which could affect the Company.

The following table will identify as of December 31, 1996, the number and percentage of outstanding shares of common stock owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock,
(ii) each officer and director of the Company, and (iii) officers and directors of the Company as a group:


Name of Beneficial Owner      Amount of Ownership      Percent of Class
Pegasus Ventures, Inc.*       6,495,000                45%
David Donahue                    -0-                    0%
John R. Boudreau Separate
  Property Living Trust*      1,995,840                14%
The Schleizer Family Trust*   1,995,840                14%

All Executive Officers/
  Directors as a Group
  (3 persons)                 10,486,680               73%


*Mssrs. Boudreau and Schleizer each beneficially own 50% of the common stock of Pegasus Ventures which owns the 45% interest in the Company per the above table. In March 1996, Pegasus Ventures distributed 1,995,840 shares of the Company stock to the John R. Boudreau Separate Family Trust and 1,995,840 to The Schleizer Family Trust.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases substantially all of its buildings from Young's Investment Corporation ("YIC") an affiliated entity. Zearl T. Young and family own 100% of the stock of YIC and also own 100% of the series A preferred stock of ZTY, a wholly owned subsidiary of the Company.


                            PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS
          ON FORM 8-K

Documents filed as part of this report:

(a)    Financial Statements

Statement Name                                                 Page No.

Pegasus Industries, Inc.

Report of Independent Certified Public Accountants................ F-1
Balance Sheet..................................................... F-2
Statement of Operations........................................... F-3
Statement of Stockholders' Equity................................. F-5
Statement of Cash Flows........................................... F-6
Notes to Financial Statements..................................... F-8

(b)  Reports on Form 8K

     A report on Form 8K dated March 12, 1996 was filed changing Registrants certifying accountant and reporting a transfer of shares owned by Pegasus Ventures, Inc.

(c)   Exhibits

          Exhibit A: Stock Exchange Agreement

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 8, 1998.


                              PEGASUS INDUSTRIES, INC.



                              By:  /s/ Robert W. Schleizer
                              ------------------------------
                              Robert W. Schleizer, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.



/s/   Robert W. Schleizer
----------------------------------
Robert W. Schleizer, President (1)
March 20, 1998



(1)  Principal executive officer

                                  26th Place
                              2601 E. Thomas Rd.              PH:  (602)266-2646
CLANCY AND CO., P.L.L.C.          Suite 110                   FAX: (602)224-9496
CERTIFIED PUBLIC ACCOUNTANTS  Phoenix, AZ  85016       EMAIL: CLANCYPLLC@AOL.COM
--------------------------------------------------------------------------------
                           INDEPENDENT AUDITORS' REPORT


Board of Directors
Pegasus Industries, Inc.
Dallas, Texas  75201

We have audited the accompanying consolidated balance sheet of Pegasus Industries, Inc., as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Industries, Inc., as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operatins and has a net capital deficiency that raises doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clancy and Co., P.L.L.C.
Phoenix, Arizona

March 3, 1998

Page 14                                F-1

                          PEGASUS INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEET
                         December 31, 1996 and 1995

                                   ASSETS

                                                  1996               1995
Current Assets
   Cash                                           $  132,162         $   73,782
   Receivables (Note 3)                            2,966,990          4,456,621
   Inventories (Note 2)                              624,141          1,026,491
   Investment in Cooperative Securities (Note 4)      23,931             16,550
   Prepaid Expenses                                   11,809            219,645
                                                  ----------         ----------

Total Current Assets                               3,781,033          5,793,089

Property and Equipment (Note 5)                      274,363            350,869

Deferred Tax Benefit (Note 7)                              0             60,152

Other Assets
   Noncurrent Portion of Financing Receivable
    (Note 6)                                       1,102,395          2,625,230
   Cash Value of Life Insurance, Net of Policy
    Loans of $1,027,894 in 1996, and $915,894
    in 1995 (Face Value of Approximately
    $7,600,000) (Note 9)                              60,010             44,870
                                                  ----------          ---------

Total Other Assets                                 1,162,405          2,670,100
                                                  ----------          ---------

Total Assets                                      $5,217,801         $8,874,210
                                                  ==========         ==========

  The accompanying notes are an integral part of these financial statements.

Page 15                               F-2

                         PEGASUS INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEET
                        December 31, 1996 and 1995

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                1996             1995
Current Liabilities
   Trade Accounts Payable (Note 8)              $   557,418      $   795,324
   Other Liabilities                                133,105           99,221
   Note Payable and Current Portion of
    Long-Term Debt (Note 9)                       6,584,128        7,678,870
   Accrued Expenses                                 383,138          139,096
                                                -----------      -----------

Total Current Liabilities                         7,657,789        8,712,511

Long-Term Debt, Noncurrent Portion (Note 9)               0          286,828
                                                -----------      -----------

Total Liabilities                                 7,657,789        8,999,339

Preferred Stockholders' Equity in
 Subsidiary (Note 9)                              1,128,370        1,128,370

Stockholders' Equity
   Common Stock, Par Value $.01, Authorized
    50,000,000 Shares, Issued and Outstanding,
    14,343,091 Shares at December 31, 1996 and
    14,352,151 at December 31, 1995                 143,431          143,521
   Additional Paid-In Capital                        58,536           58,446
   Retained Earnings - A Deficit                 (3,770,325)      (1,455,466)
                                                 -----------      -----------

Total Stockholders' Equity                       (3,568,358)      (1,253,499)
                                                 -----------      -----------

Total Liabilities and Stockholders' Equity      $ 5,217,801      $ 8,874,210
                                                ============     ============

  The accompanying notes are an integral part of these financial statements.

Page 16                          F-3

                             PEGASUS INDUSTRIES, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Years Ended December 31, 1996 and 1995


                                                       1996         1995
Sales                                                  $ 4,531,905  $ 5,621,857

Cost of Sales                                            3,336,214    4,071,915
                                                         ---------    ---------

   Gross Profit                                          1,195,691    1,549,942

Financing Income                                         1,720,282    2,000,153

Cost of Financing
   Interest Expense                                        767,534      875,892
   Amortization of loan costs                              211,730      156,680
                                                       -----------   ----------
                                                           979,264    1,032,572
                                                       -----------   ----------
Net Financing Income                                       741,018      967,581
                                                       -----------   ----------

Total Gross Income                                       1,936,709    2,517,523

Expenses
   General and Administrative                            1,061,416    1,418,933
   Selling                                               3,096,170    2,687,602
                                                       -----------   ----------

Total Expenses                                           4,157,586    4,106,535
                                                       -----------   ----------

Operating Loss                                          (2,220,877)  (1,589,012)

Other Income and Expenses
   Gain on Sale of Equipment                               (46,282)       6,521
   Receipt from Bankruptcy Court in Connection With
    Reorganization                                               0      108,631
   Other Income                                             12,452       18,394
                                                       ------------   ---------

Total Other Income and Expense                             (33,830)     133,546
                                                       ------------   ---------

Net Loss Before Taxes                                   (2,254,707)  (1,455,466)

Tax Benefit Cancelled                                      (60,152)           0
                                                       ------------   ----------

Net Loss                                               $(2,314,859) $(1,455,466)
                                                       ============ ============

Net Loss Per Share                                     $     (0.16) $     (0.10)
                                                       ============ ============

  The accompanying notes are an integral part of these financial statements.

Page 17                              F-4

                            PEGASUS INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For The Year Ended December 31, 1996 and 1995


                      Common Stock        Additional   Retained
                  Shares        Amount    Paid-In      Earnings-
                                          Capital      A Deficit    Total
Balance - December
31, 1994          2,852,151     $ 28,521   3,522,602   $(3,551,123)            0

Issuance of Shares
in Connection with
acquisition of
100% of the
outstanding common
shares of Zearl T.
Young, Inc. and
Recording of
Quazi-Reorganization
Effective February
28, 1995          11,500,000     115,000  (3,464,156)    3,551,123      201,967

Net Loss Year
Ended December
31, 1995                                                (1,455,466)  (1,455,466)
                  ----------     --------  ----------   -----------  -----------
Balance, December
31, 1995          14,352,151     143,521       58,446  $(1,455,466)  (1,253,499)

Shares Cancelled      (9,060)        (90)          90            0            0

Net Loss Year Ended
December 31, 1996          0           0            0   (2,314,859)  (2,314,859)
                 -----------     --------   ---------   -----------  -----------

Balance, December
31, 1996         14,343,091     $143,431   $   58,536  $(3,770,325) $(3,568,358)
                 ===========    ========   ==========  ============ ============

  The accompanying notes are an integral part of these financial statements.

Page 18                            F-5

                             PEGASUS INDUSTRIES, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the Year Ended December 31,1996 and 1995

                                         December 31,          December 31,
                                             1996                  1995
Cash Flows From Operating Activities
   Net Income (or Loss)                  $ (2,314,859)         $ (1,455,466)
   Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating
    Activities
      Depreciation                             79,077                96,766
      Changes in Operating Assets and
       Liabilities
         Receivables                        2,990,466            (7,081,851)
         Inventories at Cost                  402,350            (1,026,491)
         Investment in Cooperative
          Securities                           (7,381)              (16,550)
         Prepaid Expenses                     207,836              (219,645)
         Cash Value of Life Insurance         (15,140)              (44,870)
         Deferred Tax Benefit                  60,152               (60,152)
         Trade Accounts Payable              (237,907)              795,324
         Other Liabilities                     33,884                99,221
         Accrued Expenses                     244,042               139,096
                                           -----------           -----------
   Total Adjustments                        3,757,379            (7,319,152)
                                           -----------           -----------

Net Cash Flows Provided By (Used In)
   Operating Activities                     1,442,520            (8,774,618)

Cash Flows From Investing Activities
   Capital Expenditures                        (2,571)             (447,635)

Cash Flows From Financing Activities
   Cash Received from Borrowings               63,436             7,965,698
   Repayments on Long Term Debt            (1,445,005)
   Preferred Stockholders' Equity
    In Subsidiary                                                 1,128,370
   Common Stock                                     0               201,967
                                           -----------           ----------

Net Cash Flows Provided By (Used In)
 Financing Activities                      (1,381,569)            9,296,035

Increase in Cash                               58,380                73,782

Cash, Beginning of Year                        73,782                     0
                                          ------------            ----------

Cash, End of Year                         $   132,162             $  73,782
                                          ============            ===========

  The accompanying notes are an integral part of these financial statements.

Page 19                           F-6

                          PEGASUS INDUSTRIES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Year Ended December 31, 1996 and 1995


                                            December 31,        December 31,
                                            1996                1995
Supplemental Information

Interest Expense Paid                       $ 725,937           $   604,444
                                            =========           ===========

Income Taxes Paid                           $       0           $         0
                                            =========           ===========

Noncash Investing and Financing Activites

Acquisition of 100% Interest in Subsidiary
 In Exchange for Issuance of Common Stock   $       0           $   115,000
                                            =========           ===========

A Quasi-Reorganization Reduced Beginning
 Retained Earnings - A Deficit to Zero With
 a Charge to Additional Paid-in Capital     $       0           $ 3,551,123
                                            =========           ===========

  The accompanying notes are an integral part of these financial statements.

Page 20                           F-7

                         PEGASUS INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996 and 1995

NOTE 1 - ORGANIZATION
         ------------

Pegasus Industries, Inc. (The Company) was incorporated under the name Helistructures Corporation on November 25, 1968 under the laws of the State of Nevada with an authorized capital of 2,500 shares of common stock with no par value. On January 12, 1973, the Company filed restated Articles of Incorporation changing its name to Midas International, Inc. and increasing its authorized capital to 125,000 shares of common stock with a par value of $0.20. The restated articles supersede the original Articles of Incorporation and all amendments heretofore made thereto prior to this date.

On December 14, 1982, the Company amended its Articles of Incorporation changing its name to MII and increasing its authorized capital to 20,000,000 shares of common stock with a par value of $0.01.

In December 1985, the Company applied for and was allowed protection under Chapter 11 of the Bankruptcy Court in the Central District of California. On December 19, 1989, the Bankruptcy Court accepted the Order of Confirmation of the Trustee's second amended Chapter 11 Plan of Reorganization, which in effect returned all assets of the Company to creditors for cancellation of all debt. The Company issued a total of 19,454,500 shares of common stock to the unsecured creditors for cancellation of $1,018,000 of debt.

On January 19, 1990, the Company amended its Articles of Incorporation, increasing its authorized capital to 50,000,000 shares of common stock with a par value of $0.01.

On August 7, 1990, the Company amended its Articles of Incorporation, changing its name to Pathfinder Corporation and authorizing a reverse split of 100 to 1 with the stipulation that no shareholders be reduced to less than 10 shares.
Due to the stipulation that no shareholder be reduced to less than 10 shares, the Company issued an additional 48,576 shares to maintain the 10 share minimum.

On September 30, 1992, the Company acquired oil and gas-producing properties for 699,997 shares of common stock. On September 12, 1994, the purchase agreement was rescinded and the shares of common stock were returned and canceled.

On March 30, 1995, the Company amended its Articles of Incorporation, changing its name to Pegasus Industries, Inc.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a net capital deficiency and is in default on several loan agreement items, which raises doubt about the Company's ability to continue as a going concern.

Page 21                               F-8

                          PEGASUS INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996 and 1995

NOTE 1 - ORGANIZATION (CONTINUED)
         ------------------------

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal subsidiary ceased operations on September 6, 1997.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

A.  Basis of Financial Statement Presentation
    -----------------------------------------

The records of the Company (A Corporation) are maintained using the accrual method of accounting.

B.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Zearl T. Young, Inc. Intercompany transactions have been eliminated in consolidation.

C.  Company's Activities and Operating Cycle
    ----------------------------------------

The Company's business consists of the sale of retain consumer products, primarily consumer durable goods such as furniture, appliances, carpets and electronics and the related financing of those purchases with consumer finance contracts. The Company experiences the normal cyclical fluctuations of most retailers with operations during the fourth quarter (October through December) comprising a disproportionate portion of its annual revenues and gross profits.

D.  Cash and Cash Equivalents
    -------------------------

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and cash equivalents.

E.  Inventories
    -----------

The Company determines its inventory using the lower of cost (first-in, first-out) or market.


Page 22                            F-9

                           PEGASUS INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

F.  Depreciation
    ------------

The cost of property and equipment is depreciated over the useful lives of the related assets. The straight line method is utilized for substantially all assets for financial reporting, but accelerated methods are used for income tax reporting. The estimated lives used in determining depreciation are:

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

NOTE 3 -- RECEIVABLES
          -----------

The Company's revenue and receivables are from retail sales to customers in the Lea County, New Mexico trade area through several retail outlets selling a variety of merchandise and services.

                                                    1996            1995
Receivables consist of:
   Open Trade Accounts                              $    25,947     $   108,963
   Employees' Accounts                                  134,466          60,875
   Less Allowance for Doubtful Receivables              (11,302)         (6,586)
                                                    ------------    ------------
                                                        149,111         163,252
Current Portion of Financing
   Contracts Receivable                               3,097,684       4,425,091
   Less Allowance for Doubtful Collections             (257,805)       (131,722)
                                                    ------------    ------------
                                                      2,839,879       4,293,369
                                                    ------------    ------------
                                                     $2,988,990      $4,456,621
                                                    ============    ============

Page 23                            F-10

                              PEGASUS INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1996 and 1995

The following is an aging of receivables at December 31, 1996 and 1995.

                                            1996             1995
Current                                     $3,258,097       $2,820,811
1-30 days                                      626,831          889,083
31-60                                          259,697          323,301
61-90                                          102,818          128,529
91 and over                                    212,582          433,205
                                            ----------       ----------
Total                                        4,460,025        4,594,929
Less Allowance for Doubtful Accounts          (368,640)        (138,308)
                                            ----------       ----------
                                            $4,091,385       $4,456,621
                                            ==========       ==========

NOTE 4 -- INVESTMENT IN COOPERATIVE SECURITIES
          ------------------------------------

The Company does business with a supplier which operates as a cooperative. Under the cooperative structure, purchasers receive restricted stock and notes. The stock and notes are recorded at cost by the Company. The stock is subject to certain buy-sell restrictions. The notes have maturities dated December 31, 1999. The balance is as follows at December 31, 1996 and 1995:

                      1996             1995
Notes                 $   3,480        $  4,640
Stock                    20,451          11,910
                      ---------        --------
Total                 $  23,931        $ 16,550
                      =========        ========

NOTE 5 -- PROPERTY AND EQUIPMENT
          ----------------------

                                       1996             1995
Buildings                              $   50,000       $   50,000
Leasehold Improvements                    176,767          176,767
Equipment                                 501,376          501,376
Furniture and Fixtures                    302,578          300,007
Automobiles and Trucks                    241,191          241,191
                                      -----------       ----------
                                        1,271,912        1,269,341
Less Accumulated Depreciation             997,549          918,472
                                      -----------       ----------
Net Book Value                         $  274,363       $  350,869
                                      ===========       ==========

Depreciation expense charged to operations in 1996 and 1995 was $79,077 and $96,766 respectively.

Page 24                          F-11

                      PEGASUS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1996 and 1995

NOTE 5 -- PROPERTY AND EQUIPMENT (CONTINUED)
          ----------------------------------

Expenditures for repairs and maintenance and minor renewal and betterments are charged to operations in the year incurred. Major renewals and betterments are capitalized.

NOTE 6 -- FINANCING CONTRACTS RECEIVABLE
          ------------------------------

The Company finances customer purchases on various terms not exceeding 36 months. Interest charged varies and currently is 21%. There were 9,699 customer contracts outstanding at December 31, 1996 and 6,795 at December 31, 1995. The contracts are secured by furniture, appliances or other consumer products purchased. The balance consist of:

                                               1996            1995
Financing Contracts                            $ 5,435,629      $ 8,407,283

Less Unearned Finance and Insurance Charges       (975,604)      (1,285,734)
                                               ------------     ------------
                                                 4,460,025        7,121,549
Less Allowance for Doubtful Accounts              (368,640)        (212,950)
                                               ------------     ------------

                                               $ 4,091,385      $ 6,908,599
                                               ============     ============

Current Portion                                $ 2,988,990      $ 4,456,621
Noncurrent Portion                               1,102,395       (2,625,230)
                                               -----------      ------------

                                               $ 4,091,385      $ 6,908,599
                                               ===========      ============

NOTE 7 -- INCOME TAXES
          ------------

As of December 31, 1996 and 1995, the Company has net operating losses of approximately $6,127,977 and $3,813,117 which will expire in the years 2010 and 2011, if not utilized. The estimated deferred income tax benefit net of a valuation allowance for doubtful realization consists of:

                        1996           1995
Benefit                 $  772,000     $  772,000
Valuation Allowance       (772,000)      (771,848)
                        -----------    -----------
                        $        0     $   60,152
                        ===========    ===========

Page 25                      F-12

                        PEGASUS INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996 and 1995

NOTE 8 -- ACCOUNTS PAYABLE
          ----------------

The following is an aging of accounts payable at December 31, 1996 and 1995.


                     1996         1995
Current              $111,365     $327,602
31-60                  (4,661)      74,009
61-90                  22,681        3,267
91 and Over           428,033      390,446
                     ---------    --------
Total                $557,418     $795,324
                     =========    ========

NOTE 9 -- LONG-TERM DEBT
          --------------

Revolving note of $10,000,000 with a financial
institution, secured by substantially all assets
of the Company's principal subsidiary, bearing
interest at the institution's base rate plus
2.5% or 10.75% currently, the available loan
amount varies on a formula based upon the amount
of eligible contracts receivable, and the amount
of inventory on hand; interest is payable
monthly with the principal due February 7, 1997.
The loand agreement provides for acceleration of
the maturity date of the note and certain other
remedies upon occurence as of an Event of Default.
Certain potential Events of Default as that term
is used in the loan agreement have occurred as of
and subsequent to December 31, 1996.  The Company's
subsidiary negotiated an amendment to the loan
agreement in October, 1996, when it sold
approximately 1/3 of its finance contracts to an
affiliate of its lender.  As of December 31, 1996,
the Company's subsidiary has breached the amended
loan covenants.  The lender notified the Company's
subsidiary of the default in January 1997.  A
series of short term amendments were negotiated
through March 1997.  On May 5, 1997, the
Company's subsidiary entered into a liquidation
agreement with its lender.                          $  6,136,079    $ 7,403,085

Page 26                               F-13

                             PEGASUS INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996 and 1995

NOTE 9 -- LONG-TERM DEBT (CONTINUED)
          --------------------------

Various unsecured notes payable to pre-petition
creditors, bearing interest at 6.21% or 2.5%, due
in quarterly and annual payments of principal and
interest of varying amounts beginning March 15,
1994, with varying balloon payouts due December
15, 1998.  The death benefit of a $446,000 face
life insurance policy on the life of the majority
preferred stockholder in the subsidiary is pledged
to pay these notes payable.  These notes are
currently in arrears in payment.                        186,985         260,871

Note payable, secured by real estate, bearing interest
at 6%, due in monthly payments of principal and
interest of $500 through August, 2004.                   37,409          41,046

Note payable, secured by equipment, bearing interest
at 7.9%, due in monthly payments of principal and
interest of $540 through September 1995.                      0             540

Note payable, secured by equipment, bearing interest
at 7.9%, due in monthly payments of principal and
interest of $461 through December 1995.                       0           1,303

Note payable, secured by equipment, bearing interest
at 9.95%, due in monthly payments of principal and
interest of $268.25 beginning August 15, 1995 through
August 15, 1998.                                          5,903           8,853

Note payable, estimated of Jerry Lewis, bearing
interest at 6.12% per annum, due in quarterly payments
of $1,680.70                                             44,949               0


Page 27                             F-14

                            PEGASUS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

NOTE 9 -- LONG-TERM DEBT (CONTINUED)
          --------------------------

                                                     1996           1995
Note payable, secured by credit insurance
commissions, dated August 4, 1995 bearing
interest at 10.75% with payments due
quarterly, and principal payments of $12,500
due monthly.  Note is due September 4, 1996.            172,803        250,000
                                                     ----------     ----------

Total                                                 6,584,128      7,965,698
Less Current Portion                                  6,584,128      7,678,870
                                                      ---------     -----------
                                                     $        0     $  286,828
                                                     ==========     ===========

At December 31, 1996, the Company had available for future use a standby letter of credit in the amount of $50,000. The maturity date on the standby letter of credit is January 31, 1997.

At December 31, 1995, there were two letters of credit outstanding with a financial institution in the amount of $100,000 each, maturing June 1, 1996.

The annual maturities for the five years ended December 31, 2001, and in the aggregate are as follows:

1997           $6,487,604
1998               37,766
1999               13,240
2000               14,200
2001               15,160
Thereafter         16,159
               ----------
               $6,584,128
               ==========

NOTE 10 -- PREFERRED STOCKHOLDERS' EQUITY IN SUBSIDIARY
           --------------------------------------------

As a part of the bankruptcy (chapter 11) plan and quasi-reorganization of the Company's subsidiary, all common shares of the then-existing shareholders' of the subsidiary were canceled, with the existing shareholders accepting preferred shares in the subsidiary and allowing the subsidiary to issue new common stock to the new shareholders who purchased the subsidiary as of December 31, 1995, all prior to the merger with the Company.

Page 28                             F-15

                        PEGASUS INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996 and 1995

NOTE 11 -- TRANSACTIONS WITH RELATED PARTIES
           ---------------------------------

The Company rents all but one of its buildings from Young's Investment Corporation. Young's Investment Corporation is 100% owned by Zearl T. Young, who owns 50% of the Series A Preferred Stock of Zearl T. Young, Inc., a wholly owned subsidiary of the Company. The amount of rent was $240,000 for the year ended December 31, 1995. The Company was in arrears in rent payments, as of December 31, 1996 and 1995, in the amount of $120,000 and $31,500. The Company pays certain expenses related to the buildings such as property taxes, insurance, and repairs and maintenance.

The Company also pays management and director fees to companies that are related through common ownership. These amounts totaled $48,000 in 1996 and $72,000 in 1995.

NOTE 12 -- SUBSEQUENT EVENTS
           -----------------

On March 6, 1996, the Board of Directors adopted a resolution to issue a new clsas of preferred stock, with the rights, privileges and preferenes to be determined at a future date.

On September 6, 1996, the Company's principal subsidiary ceased operations and sold all of its assets.