Form 10-Q
period 1997-03-31
PEGASUS INDUSTRIES INC
filed 1998-04-13
CIK 757073

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997       Commission File Number 0-12977

                         PEGASUS INDUSTRIES, INC.
             ________________________________________________
            (Exact name of registrant as specified in charter)

           NEVADA                                      95-3599648
_____________________________          _______________________________________
(State or other jurisdiction)          (I.R.S. Employer Identification Number)

               400 N. ST. PAUL, SUITE 950, DALLAS, TX 75201
               ____________________________________________
                 (Address of principal executive offices)

                              (214) 520-8300
                         ___________________________
                       (Registrant's telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 dur-ing the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

                         Yes            No     X

As of March 31, 1997, there were 14,343,091 shares of Common Stock outstanding.

                    PEGASUS INDUSTRIES, INC.

                             INDEX

                                                           Page No.
                                                           --------
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial
          Statements                                            3

          Condensed Consolidated Balance Sheets
          March 31, 1997 and December 31, 1996                  3

          Condensed Consolidated Statement of
          Income - Three Months Ended March 31, 1997
          and March 31, 1996                                    6

          Condensed Consolidated Statement of
          Cash Flows - Three Months Ended March 31, 1997
          and March 31, 1996                                    8

Item 2.   Managements' Discussion and Analysis of Financial
          Condition and Results of Operations                   9


PART II.  OTHER INFORMATION

Item 6.   Exhibits                                             12

          Signatures                                           12

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

                                        March 31,
                                        1997 (1)          December 31,
                                      (Unaudited)           1996 (1)
                                      ___________         ____________
Current Assets:
     Cash                             $    58,310         $    132,162
     Financing Contract Receivables
          Current Portion               2,860,376            2,988,990
     Inventories                          564,782              624,141
Prepaid Expenses and Other                 88,223               35,740

                                      ___________         ____________
          Total Current Assets          3,553,691            3,781,033

Property and Equipment, net of
   accumulated depreciation of
   $1,016,233 and $997,549                256,187              274,363

Financing Contracts Receivable -
   non current portion                    953,459            1,102,395
Other Assets                               69,799               60,010

                                      ___________         ____________
                                      $ 4,833,136         $  5,217,801
                                      ___________         ____________

         The accompanying notes are an integral part of the Condensed Consolidated Balance Sheets

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                            March 31,
                                            1997 (1)         December 31,
                                           (Unaudited)         1996 (1)
                                           ___________       ____________
Current Liabilities:
     Accounts Payable                      $   641,835       $    557,418
     Accrued Expenses                          365,922            516,243
     Current maturities of long
          term debt                          6,408,403          6,584,128

                                           ___________        ___________
          Total Current Liabilities          7,472,278          7,657,789

Long-term debt, less current maturities         35,045                 -

                                           ___________        ___________
                                             7,507,323          7,657,789
Preferred Stockholders' Equity in
     Subsidiary                              1,128,370 (2)      1,128,370 (2)

Stockholders' Equity
     Common stock, $.01 par value,
     50,000,000 shares authorized;
     14,343,091 shares issued and
     outstanding at March 31, 1997 and
     14,343,091 shares issued and out-
     standing at December 31, 1996             143,431            143,431

Additional Paid in Capital                      58,536             58,536
Accumulated Loss                            (3,944,372)        (3,770,325)
                                           ___________        ___________
                                            (3,742,405)        (3,568,358)

                                           ___________        ___________
                                           $ 4,833,136        $ 5,217,801


         The accompanying notes are an integral part of the Condensed Consolidated Balance Sheets

         NOTES TO CONDENSED CONSOLIDATED BALANCE SHEET


(1) The unaudited condensed consolidated balance sheet represent the consoli-dated assets, liabilities and stockholders' equity of the Company and its whol-ly owned subsidiary, Zearl T. Young, Incorporated ("ZTY").

(2) Reflects the preferred stockholders' equity interest in ZTY as a result of a reorganization in 1994. The preferred stock, issued as part of the reorgan-ization, has a $5.00 par value and 5% cumulative dividend.

CONSOLIDATED CONDENSED STATEMENT OF INCOME

     The interim consolidated condensed statement of income contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Ope-rating results for the three month period ended March 31, 1997 are not neces-sarily indicative of the results that may be expected for the year ended December 31, 1997.

                                       For the Three Months Ended
                                    March 31,              March 31,
                                      1997                   1996
                                    _________              _________
                                   (Unaudited)            (Unaudited)

Net Sales                          $  302,221             $  832,964
Cost of Sales                         339,484                546,155
                                    _________              _________
Gross Profit                          (37,263)               286,809

Financing Income                      573,771                511,322
                                    _________              _________
                                      536,508                798,131

Selling, General and
  Administrative Expenses             607,090                923,490
                                    _________              _________
Operating Income                      (70,582)              (125,359)

Interest Expense                      168,348                216,346
                                    _________              _________
                                     (238,930)              (341,705)

Other Income                            4,731                     -
                                    _________              _________
Net Loss                           $ (234,199)            $ (341,705)

Loss per Common Share                  (0.02) (1)             (0.02) (1)
                                    _________              _________

Weighted Average Common Shares     14,343,091             14,352,151
                                    _________              _________


CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW


                                       For the Three Months Ended
                                      March 31,           March 31,
                                        1997                1996
                                      _________           _________
                                     (Unaudited)         (Unaudited)

Cash flow provided by (used in)
  operating activities:
     Net income /(loss)                (234,199)           (341,705)
Adjustments to reconcile net cash
  provided (used in) operating
  activities:
     Depreciation and amortization       18,176              13,058
     (Increase)decrease in finance
       contract receivables             276,500             716,130
     (Increase)decrease in inventories   77,359              76,660
     (Increase)decrease in prepaid
       expenses                         (52,483)             40,025
     Increase(decrease) in accounts
       payable                           84,417             110,784
     Increase(decrease) in accrued
       expenses                        (150,321)             (9,000)
                                     __________          __________
     Net cash provided by (used) in
          operating activities          254,698             605,952
Cash flows (used in) investing
  activities:
    (Increase)decrease in property and
          equipment                         -0-             (56,592)
    (Increase)decrease in other assets   (9,789)                -0-
                                     __________          __________
     Net cash (used in) investing
       activities                        (9,789)            (56,592)
Cash flows (used in) financing
   activities:
     Increase(decrease) in long-term
       debt                             (84,562)           (553,899)
                                     __________          __________
     Net cash (used in) financing
       activities                       (84,562)           (610,492)
                                     __________          __________
Net Increase in Cash                    (73,852)             (4,540)
Cash - beginning of period              132,810              73,782
                                     __________          __________
Cash - end of period                     58,310              69,242
                                     __________          __________


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company's business consists of the sale of retail consumer products, primarily consumer durable goods such as furniture, appliances, carpet and elec-tronics and the related financing of those purchases with consumer finance contracts.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1997 COMPARED TO
DECEMBER 31, 1996

     During the three months ended March 31, 1997, the Company's current assets decreased by $227,342 primarily due to a decrease of $128,614 in the current portion of finance contract receivables and a $77,359 decrease in inventory. This is due to a 63% decrease in first quarter sales in 1997 as compared to 1996. The Company's wholly owned subsidiary Zearl T. Young, Incorporated ("ZTY"), is in serious financial difficulty due to a lack of working capital. The decrease in sales is primarily due to ZTY's inability to purchase inventory.

     Current liabilities decreased $185,511 during the three months ended March 31, 1997. Trade accounts payable increased $84,417 while accrued expenses de-creased $150,321. Current maturities of long term debt decreased $84,562 which consisted primarily of paydown of debt due to inventory liquidation and reduc-tion in finance contract receivable.

     The entire portion of ZTY's note payable to its primary lender is shown as a current liability. It matured December 31,1996 and has been renewed until April 1997. ZTY is currently in default of its financial covenants which gives the lender the right to accelerate the note at any time. ZTY is negotiating a Liquidation Agreement with its primary secured lender.

     Long term debt increased $35,045. Finance contracts receivable decreased $277,550.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     The Company's consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996 consist of the Company and of ZTY, its wholly owned subsidiary.

     Net retail sales for the quarter ended March 31, 1997 decreased $530,743 or 63% while gross profit was a deficit of $37,263. The decrease is primarily due to the Company's working capital shortages which severely restricted its ability to purchase inventory. The Company was unable to replace merchandise sold and was forced to reduce prices on dated inventory to achieve sales.

     Financing income increased $573,771 compared to the first quarter in 1996 primarily due to the collection on accounts and due to ZTY selling finance con-tracts directly to third party finance companies for a premium.

     Selling, general and administrative expenses decreased $316,400 during this quarter as compared to a year earlier. The decrease was primarily related to reduced staff resulting from store closings and layoffs.

     The Company reported a net loss of $234,199 for the three months ended March 31, 1997 as compared to a loss of $341,705 for the same period a year earlier.

PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  There are no exhibits to include.

          (b)  There are no reports on Form 8-K




                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 1998.

                         PEGASUS INDUSTRIES, INC.



                         /s/   Robert W. Schleizer
                         ___________________________________________
                         By:  Robert W. Schleizer, President