Form 10-Q
period 1997-06-30
PEGASUS INDUSTRIES INC
filed 1998-04-13
CIK 757073

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997           Commission File Number 0-12977

                         PEGASUS INDUSTRIES, INC.
            _________________________________________________
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

                              (214) 520-8300
                       _______________________________
                       (Registrant's telephone number)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re-quired to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

                         Yes            No     X


As of June 30, 1997, there were 14,343,041 shares of Common Stock outstanding.

                    PEGASUS INDUSTRIES, INC.

                             INDEX

                                                         Page No.
                                                         ________
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial
          Statements                                          3

          Condensed Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996                 3

          Condensed Consolidated Statement of
          Income - Three Months Ended June 30, 1997
          and June 30, 1996                                   6

          Condensed Consolidated Statement of
          Income - Six Months Ended June 30, 1997
          and June 30, 1996                                   6

          Condensed Consolidated Statement of
          Cash Flows - Six Months Ended June 30, 1997
          and June 30, 1996                                   8

Item 2.   Managements' Discussion and Analysis of Financial
          Condition and Results of Operations                 9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                    12

          Signatures                                          12

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

                                         Unaudited
                                          June 30,          December 31,
                                          1997 (1)            1996 (1)
                                         _________          ____________
Current Assets:
     Cash                               $  103,080         $     132,162
     Financing Contract Receivables
          Current Portion                2,595,980             2,988,990
     Inventories                           413,605               624,141
Prepaid Expenses and Other                   5,598                35,740
                                         _________           ___________
          Total Current Assets
                                         3,118,263             3,781,033

Property and Equipment, net of
   accumulated depreciation of
   $1,035,507 and $997,549                 236,913               274,363

Financing Contracts Receivable -
   non current portion                     648,995             1,102,395
Other Assets                                69,799                60,010
                                         _________            __________

                                       $ 4,073,970           $ 5,217,801
                                         _________            __________

         The accompanying notes are an integral part of the Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

                                           June 30,          December 31,
                                           1997 (1)          1996 (1)
                                          __________         ____________
Current Liabilities:
     Accounts Payable                    $   626,783        $     557,418
     Accrued Expenses                        235,275              516,243
     Current maturities of long
          term debt                        6,118,625            6,584,128
                                          __________          ___________

          Total Current Liabilities        6,980,683            7,657,789

Long-term debt, less current maturities       35,045                   -
                                          __________          ___________

                                           7,015,728            7,657,789
Preferred Stockholders' Equity in
     Subsidiary                            1,128,370 (2)        1,128,370 (2)

Stockholders' Equity
     Common stock, $.01 par value,
     50,000,000 shares authorized;
     14,343,091 shares issued and
     outstanding at June 30, 1997 and
     14,434,091 shares issued and out-
     standing at December 31, 1996           143,091              143,431

Additional Paid in Capital                    58,536               58,536
Accumulated Loss                          (4,272,095)          (3,770,325)
                                          ___________          ___________

                                          (4,070,128)          (3,568,358)
                                          ___________          ___________

                                           4,073,970            5,217,801
                                          ___________          ___________


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

CONSOLIDATED CONDENSED STATEMENT OF INCOME

     The interim consolidated condensed statement of income contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented.
Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. However, under an agreement with its secured lender, Zearl
T. Young, Incorporated, a wholly owned subsidiary of the Company initiated a liquidation.

                                          For the Three Months Ended
                                        June 30,               June 30,
                                        1997                   1996
                                      ___________            ___________
                                      (Unaudited)            (Unaudited)
Net Sales                            $    382,488           $  1,117,109
Cost of Sales                             292,842                793,394
                                      ___________            ___________

Gross Profit                               89,646                323,715

Financing Income                          370,563                477,916
                                      ___________            ___________

                                          460,209                801,631

Selling, General and Administrative
  Expenses                                570,626                801,631
                                      ___________            ___________

Operating Income                         (110,417)              (170,910)

Interest Expense                          165,959                235,866
                                      ___________            ___________

                                         (276,376)              (406,776)

Other Income                                8,805                     -
                                      ___________            ___________

Net Income                           $   (267,571)          $   (406,776)
Loss per Common Share                       (0.02)                (0.028)
                                      ___________            ___________

Weighted Average Common Shares         14,343,091             14,343,091
                                      ___________            ___________

CONSOLIDATED CONDENSED STATEMENT OF INCOME

     The interim consolidated condensed statement of income contained herein re-flect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Opera-ting results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

                                           For the Six Months Ended
                                       June 30,               June 30,
                                       1997                   1996
                                     ___________            ___________
                                     (Unaudited)            (Unaudited)

Net Sales                           $    684,709           $  1,950,073
Cost of Sales                            632,236              1,339,549
                                     ___________            ___________

Gross Profit                              52,383                610,524

Financing Income                         944,334                989,238
                                     ___________            ___________

                                         996,717              1,599,762

Selling, General and Administrative
  Expenses                             1,177,716              1,896,031
                                     ___________            ___________

Operating Income                        (180,999)              (296,269)

Interest Expense                         334,307                452,212
                                     ___________            ___________

                                        (515,306)              (748,481)

Other Income                              13,536                     -
                                     ___________            ___________

Net Loss                            $   (501,770)          $   (748,481)
Loss per Common Share                      (0.03)                 (0.05)
                                     ___________            ___________

Weighted Average Common Shares        14,343,091             14,343,091
                                     ___________            ___________


                                                For the Six Months Ended
                                               June 30,          June 30,
                                               1997              1996
                                             ___________       ___________
                                             (Unaudited)       (Unaudited)
Cash flow provided by (used in)
  operating activities:
     Net income /(loss)                         (501,770)         (748,481)
Adjustments to reconcile net cash
  provided (used in) operating activities:
     Depreciation and amortization                37,450            38,548
     (Increase)decrease in finance contract
        receivables                              846,410           964,842
     (Increase)decrease in inventories           210,536             2,401
     (Increase)decrease in prepaid expenses       30,142            92,656
     Increase(decrease) in accounts payable       69,365          (115,181)
     Increase(decrease) in accrued expenses     (280,968)          104,354
                                             ___________       ___________
     Net cash provided by (used) in
          operating activities                   912,935           339,139
Cash flows (used in) investing activities:
     (Increase)decrease in property and
          equipment                                 -                1,543
     (Increase)decrease in other assets           (9,789)           (8,008)
                                             ___________       ___________
     Net cash (used in) investing activities      (9,789)           (6,465)
Cash flows (used in) financing activities:
     Increase(decrease) in debt                 (430,458)         (388,615)
                                             ___________       ___________
     Net cash (used in) financing activities    (430,458)         (388,615)
                                             ___________       ___________
Net Increase in Cash                             (29,082)          (55,941)
Cash - beginning of period                       132,162            73,782
                                             ___________       ___________
Cash - end of period                             103,080            17,842
                                             ___________       ___________


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company's business consists of the sale of retail consumer products, primarily consumer durable goods such as furniture, appliances, carpet and e-lectronics and the related financing of those purchases with consumer finance contracts.

     The Company's wholly owned subsidiary, Zearl T. Young, Incorporated ("ZTY") experienced working capital shortages for the previous several quarters. Con-tinuing operating losses necessitated management to initiate a program to close stores, reduce staff and restructure operations while it attempted to raise equity. Attempts to secure equity were unsuccessful and consequently, ZTY's operations were reduced to the size where its ability to continue as a going concern ended.

     On May 4, 1997, ZTY's management executed a liquidation agreement with the primary lender whereby, the lender would provide short term operating working capital while management sought buyers for its stores and finance contracts re-ceivable. Management believed it would be successful in selling the finance contracts receivable. If the stores could not be sold, management agreed to continue to consolidate inventory for a liquidation of its assets in the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1996 COMPARED TO DECEMBER 31, 1995

     During the six months ended June 30, 1997, ZTY's current assets decreased by $662,770 primarily due to a decrease of $393,010 in the current portion of finance contract receivables. In April 1997, ZTY's lender discontinued finan-cing any newly generated finance contracts. Management, therefore, limited sales to cash only unless the finance contracts could be immediately sold to a third party finance company. As a result, ZTY's finance contracts reduced a total of $846,410 during the quarter or 24%. Inventories decreased $210,536 from December 31, 1996 to June 30, 1997. ZTY was unable to purchase new in-ventory during the quarter except in very limited quantities. Management con-tinued consolidating inventory and discounting prices in anticipation of a liquidation. Cash balances decreased $29,082. Current liabilities decreased $642,061 primarily due to the decrease in accrued liabilities and due to the $465,503 reduction in current maturities in long term debt. Long term debt increased $35,045 during the six month period.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     The Company's Statements of Income for the three months ended June 30, 1997 and the Statement of Income for June 30, 1996 consist of the operations of the Company and ZTY, its wholly owned subsidiary.

     Net sales for the second fiscal quarter decreased from $1,117,109 in 1996 to $382,488 in 1997, a 66% decrease while gross profit declined $234,069, a 71% decrease. Gross profit decreased due to sales discounts to sell aged inventory due to liquidation of inventory.

     Financing income for the quarter decreased $107,353 compared to the three month period a year earlier, an 22% decrease primarily due to lower retail sales and reduced base of finance contract receivables. Selling, general and admini-strative expenses for the quarter decreased by $231,005 compared to the prior year. The company had an operating loss of $110,417 for the three months ended June 30, 1997 as compared to operating loss of $170,910 for the same period a year earlier. The operating loss was primarily due to reduced sales caused by working capital shortages.

RESULTS IN OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     ZTY's sales during the six months ended June 30, 1996 were $1,950,073 compared to $684,709 for the current period, a decrease of $1,265,364. Gross profit for the six months decreased $558,141 or 91%. Financing income decreased $44,904 a 5% decrease. Selling, general and administrative expenses decreased $718,315, a 38% decrease due to the additional store closings. The Company re-ported a net loss of $748,481 for the six months ended June 30, 1996 as compared to a net loss of $501,770 for the current six month period.

                  PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          Zearl T. Young, Incorporated

          Liquidation Agreement...........................................12

          (b) There are no reports on Form 8-K



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 1998.

                         PEGASUS INDUSTRIES, INC.



                              /s/   Robert W. Schleizer
                              -------------------------------
                         By:  Robert W. Schleizer, President