Form 10-Q
period 1997-09-30
PEGASUS INDUSTRIES INC
filed 1998-04-13
CIK 757073

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997    Commission File Number 0-12977

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

                         Yes            No      X


As of September 30, 1997, there were 14,343,091 shares of Common Stock out-standing.

                    PEGASUS INDUSTRIES, INC.

                             Index

                                                         Page No.
                                                         --------
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial
          Statements                                         3

          Condensed Consolidated Balance Sheets
          September 30, 1997 and December 31, 1996           3

          Condensed Consolidated Statement of
          Income - Three Months Ended September 30, 1997
          and September 30, 1996                             6

          Condensed Consolidated Statement of
          Income - Nine Months Ended September 30, 1997
          and September 30, 1996                             6

          Condensed Consolidated Statement of
          Cash Flows - Nine Months Ended
          September 30, 1997 and September 30, 1996          8

Item 2.   Managements' Discussion and Analysis of Financial
          Condition and Results of Operations                9


PART II.  OTHER INFORMATION

                             PART I

ITEM I.   PEGASUS INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

     In the opinion of management, the information set forth in the Condensed Consolidated Balance Sheets is fairly stated in all material aspects in rela-tion to the consolidated balance sheets from which it has been derived.

     The Condensed Consolidated Balance Sheets as of September 30, 1997 reflect the Company's liquidation of its wholly owned subsidiary Zearl T. Young, Incor-porated ("ZTY"). The liquidation is reflected as a loss from discontinued ope-rations. Management believes that while the unpaid liabilities and preferred stockholders' equity are presented on these financial statements, those lia-bilities remain solely the obligation of ZTY and are not the responsibility or obligation of the parent corporation.


                                         September 30,       December 31,
                                         1997                1996
                                         (Unaudited)         (Unaudited)
                                         _____________       ____________
Current Assets:
     Cash                                $      48,513       $    132,162
     Financing Contract Receivables
          Current Portion                           -           2,988,990
     Inventories                                    -             624,141
Prepaid Expenses and Other                          -              35,740
                                         _____________       ____________
          Total Current Assets                  48,513          3,781,033

Property and Equipment, net of
   accumulated depreciation of
   $1,590 and $1,290                               354            274,363

Financing Contracts Receivable -
   non current portion                              -           1,102,395
Other Assets                                        -              60,010
                                         _____________       ____________
                                         $      48,867       $  5,217,801
                                         _____________       ____________

         The accompanying notes are an integral part of the Condensed Consolidated Balance Sheets

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September  30,       December 31,
                                        1997                 1996
                                        (Unaudited)          (Unaudited)
                                        ______________       ____________
Current Liabilities:
     Accounts Payable                   $      687,103       $    557,418
     Accrued Expenses                          136,931            516,243
     Current maturities of long
          term debt                          4,063,759          6,584,128
                                        ______________       ____________

          Total Current Liabilities          4,887,793          7,657,789

Long-term debt, less current maturities             -                  -
                                        ______________       ____________
                                             4,887,793          7,657,789

Preferred Stockholders' Equity in
     Subsidiary                              1,128,370          1,128,370

Stockholders' Equity
     Common stock, $.01 par value,
     50,000,000 shares authorized;
     14,343,091 shares issued and
     outstanding at September 30, 1997
     and 14,343,091 shares issued and
     outstanding at December 31, 1996          143,091            143,091

Additional Paid in Capital                      58,536             58,536
Accumulated Loss                            (6,169,263)        (3,770,325)
                                        ______________       ____________
                                            (5,967,636)        (3,568,358)
                                        ______________       ____________
                                                48,867          5,217,801
                                        ______________       ____________

           The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

CONSOLIDATED CONDENSED STATEMENT OF INCOME

     The interim consolidated condensed statement of income contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Ope-rating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     Operating results of the Company for the period have been adjusted to re-flect the operation of Zearl T. Young, Incorporated ("ZTY"), its wholly owned subsidiary as losses from discontinued operations. The Company liquidated the assets of ZTY under an agreement with its secured lender in the third quarter of 1997.

                                          For the Three Months Ended
                                       September 30,      September 30,
                                       1997               1996
                                       (Unaudited)        (Unaudited)
                                       _____________      _____________
Collection Income                      $      18,705      $      25,469
Other Income                                   5,881              5,829
                                       _____________      _____________
                                              24,856             31,298
Operating Expenses                            12,837             19,402
                                       _____________      _____________
Operating Income                              11,749             11,896
Interest Expense                               4,334              4,634
                                       _____________      _____________
Net Income/(Loss)                              7,415              7,262
Loss from Discontinued Operations         (1,904,583)          (307,887)
                                       _____________      _____________
                                          (1,897,168)          (300,625)
                                       _____________      _____________
Income per Common Share
   Before Discontinued Operations               0.00               0.00
                                       _____________      _____________
Loss per Common Share from
  Discontinued Operations                      (0.13)             (0.07)
                                       _____________      _____________
                                               (0.13)             (0.07)
                                       _____________      _____________
Weighted Average Common Shares            14,343,091         14,343,091
                                       _____________      _____________

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CONSOLIDATED CONDENSED STATEMENT OF INCOME

     The interim consolidated condensed statement of income contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     Operating results of the Company for the period have been adjusted to re-flect the operation of Zearl T. Young, Incorporated ("ZTY"), its wholly owned subsidiary as losses from discontinued operations. The Company liquidated the assets of ZTY under an agreement with its secured lender in the third quarter of 1997.

                                           For the Nine Months Ended
                                        September 30,     September 30,
                                        1997              1996
                                        (Unaudited)       (Unaudited)
                                        _____________     _____________
Financing Income                        $      72,654     $     106,788
Other Income                                   19,604            18,953
                                        _____________     _____________
                                               92,258           125,740
Operating Expenses                             46,717            54,104

Operating Income                               45,541            71,636
Interest Expense                               12,101            24,526
                                        _____________     _____________
Net Income/(Loss)                              33,440            47,110
                                        _____________     _____________
Loss from Discontinued Operations          (2,432,378)       (1,096,216)
                                        _____________     _____________
                                           (2,398,938)       (1,049,106)
Income per Common Share
  before Discontinued Operations                 0.00              0.00
Loss per Common Share from
  Discontinued Operations                       (0.17)            (0.07)
                                        _____________     _____________
                                                (0.17)            (0.07)
                                        _____________     _____________

Weighted Average Common Shares             14,343,091        14,343,091
                                        _____________     _____________

The accompanying notes are an integral part of the Condensed Consolidated Statement of Cash Flow

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The financial statements are adjusted to reflect the liquidation of the Company's wholly owned subsidiary Zearl T. Young, Incorporated ("ZTY"). ZTY was liquidated in the third quarter of 1997. The income statements have been adjusted to restate the results of ZTY's operations in 1997 and 1996 as loss from discontinued operations to more fully present the Company's operating results.

(2) Reflects consolidated restated stockholders equity after the effects of the acquisition of ZTY as if the acquisition had occurred January 1, 1994.

(3) Reflects the preferred stockholders' equity interest in ZTY as a result of a reorganization in 1994. The preferred stock issued as part of the re-organization has a $5.00 par value and 5% cumulative dividend. The preferred stock relates only to the assets of ZTY. The shareholders have no common or preferred shares in the parent corporation.

                                               For the Nine Months Ended
                                          September 30,            September 30,
                                          1997                     1996
                                          (Unaudited)              (Unaudited)
Cash flow provided by (used in)
 operating activities:
   Net income /(loss)                         33,440                   47,110
Net loss from discontinued operations     (2,432,378)              (1,096,216)
Adjustments to reconcile net cash
 provided (used in) operating activities:
   Depreciation and amortization                 300                   57,822
   (Increase)decrease in finance contract
    receivables                            4,091,385                1,085,924
   (Increase)decrease in inventories         624,141                  (32,656)
   (Increase)decrease in prepaid expenses     35,740                  110,245)
   Increase(decrease) in accounts payable    129,685                 ( 40,895)
Increase(decrease) in accrued expenses      (379,312)                  52,853
                                           __________                _________
   Net cash provided by (used) in
    operating activities                   4,501,939                  184,187
Cash flows (used in) investing activities:
   (Increase)decrease in property and
    equipment                                273,709                       63
   (Increase)decrease in other assets         60,010                   (8,039)
                                           __________                __________
   Net cash (used in) investing activities   333,719                   (7,976)
Cash flows (used in) financing activities:
   Increase(decrease) in long-term debt   (2,520,369)                (212,729)
                                           __________                __________
   Net cash (used in) financing
    activities                            (2,520,369)                (212,729)
                                          __________                 __________
Net Increase in Cash                         (83,644)                 (36,518)
Cash - beginning of period                   132,162                   73,782
                                          __________                  __________
Cash - end of period                          48,513                   37,264
                                          ==========                  ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     All financial statements presented herein reflect the operations of the Company and ZTY, a wholly owned subsidiary of the Company. ZTY was liquidated in the third quarter of 1997 under a liquidation agreement with ZTY's primary lender.

     Under the agreement, ZTY was to sell the finance contracts receivable to a third party at a price to be agreed to by ZTY, its lender and a third party purchaser. On August 5, 1997, ZTY's management completed a sale of the finance contracts for total consideration of $1,760,698.20 or 48.5% of the face amount of the contracts. The value received represented 60.49% of the book value of the accounts resulting in a $1,154,112 loss to the Company as a result of the sale.

     The Company initiated a liquidation of the remaining two stores in July 1997 when the finance contract purchaser had been located. Two public auctions were conducted on August 23, 1997 and September 7, 1997 netting total proceeds of $77,225 for ZTY's remaining inventory and equipment. The combined loss for the quarter recognizing the loss for discontinued operations was $1,904,583.

     The operating results have been restated for comparative purposes to reflect only those operations of the Company reflecting ZTY's liquidation as a loss from discontinued operations for 1997 and 1996.

     The balance sheets for September 30, 1997 reflect approximately $4.7 million in liabilities of ZTY including $3.9 million of secured debt, $686,379 of accounts payable and $132,008 of accrued liabilities. The parent corporation assumed no responsibility or liability for ZTY's obligations and consequently management believes these obligations should have no impact on the Company's ongoing operations.

     The $1,128,370 of Preferred Stockholder's Equity also relates directly to ZTY's preferred stock owned in ZTY, not the parent corporation and, consequently, should have no impact on the Company's common shareholders.

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1997 COMPARED TO
DECEMBER 31, 1996

     During the nine months ended September 30, 1997 total assets decreased from $5,217,801 at December 31, 1996 to $48,867 representing the liquidation of ZTY's assets.

     The remaining operations of the Company reflect continuing collections of charge off finance contracts purchased from ZTY in October 1995. The Company paid ZTY $300,000 for the receivables which it financed with a third party lender. As of September 30, 1997 the loan balance had been reduced to $183,302. Cash at September 30, 1997 was $48,513. The Company assigned no value to the receivables purchased from its subsidiary for financial reporting purposes.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Operating results exclude operations of ZTY, the Company's wholly owned subsidiary, except as reflected as a loss from discontinued operations. The Company reported revenues of $24,586 for the quarter ended September 30, 1997 compared to $31,298 for the same period the prior year. Operating expenses for the three month period were $12,837 or $7,565 less than the prior year.

     The losses from discontinued operations for ZTY were $1,904,583 for the three month period ended September 30, 1997 compared to $307,887 for the same period a year earlier. The losses are due to the liquidation of all assets of ZTY. ZTY recorded a $1,154,112 loss on the sale of finance contracts in August 1997.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues for the nine months ended September 30, 1997 were $92,258 as compared to $125,740 for the year earlier period. The 27% decrease is primarily due to the closing of ZTY's stores which resulted in a relocation of the Company's collection office. Operating expenses decreased $7,387 for the same period.

     The Company reported $33,440 net income for the nine months ended September 30, 1997 before the loss from discontinued operations as compared to $47,110 for the same period the prior year.

     The $2,432,378 loss from discontinued operations reflects the liquidation of ZTY's assets in the third quarter of 1997.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     The Company's wholly owned subsidiary, ZTY, liquidated its assets as part of a liquidation agreement with its secured lender, Norwest Bank Minnesota, N.A. After liquidation, ZTY still owed Norwest approximately $3.9 million as a deficiency. The parent corporation assumed none of the responsibilities or obligations of ZTY in conjunction with the acquisition or its liquidation.

     ZTY continues to be in default under the loan for nonpayment of the outstanding deficiency.

                  PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          Zearl T. Young, Incorported

          Liquidation Agreement.............................................13
          Norwest Letter - Sales of Accounts Receivable.....................18

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




/s/   Robert W. Schleizer
-------------------------------
Robert W. Schleizer, President (1)
April 13, 1998


(1)  Principal executive officer