Form 10-K
period 1997-12-31
PEGASUS INDUSTRIES INC
filed 1998-04-13
CIK 757073

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission File Number 0-12977

                           PEGASUS INDUSTRIES, INC.
            --------------------------------------------------
            (Exact name of registrant as specified in charter)

        Nevada                                            95-3599648
------------------------                                  ----------------------
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

                         Yes       No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III this form 10-K or any amendment to this
form 10-K.          [ X ]

                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
          BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                         Yes    X      No

The number of shares of Common Stock outstanding as of December 31, 1997 was 14,343,091 shares, $0.01 par value.

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

Acquisition and Disposition of Oil and Gas Interest
---------------------------------------------------

n September 1992 the Company acquired certain oil and gas producing properties for 699,997 shares of its common stock. In 1994 the Company rescinded the acquisition and cancelled the 699,997 shares of stock it issued due to difficulties the Company encountered in obtaining clear title to the oil and gas properties.

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

In connection with the transaction, Mr. Boudreau and Mr. Schleizer were elected to fill two of the three seats of the Company's board of directors. Kevin Chisholm, a certified public accountant in private practice, was elected to fill the remaining seat. Mr. Boudreau was subsequently elected by the Company's board to fill the positions of Chairman of the Board, President and Secretary of the Company. Mr. Schleizer was elected Chief Financial Officer and Treasurer of the Company. Mr. Boudreau resigned his position as President and Director effective December 31, 1995. Mr. Chisholm resigned his position as director effective the same date.

ZTY liquidated its assets in August and September 1997 under a Liquidation Agreement with its primary secured lender. ZTY closed the remaining stores in September 1997 after auctioning off its remaining assets.

The Company purchased certain written off accounts receivable from ZTY in October 1995 for $300,000 which ZTY utilized to pay down its indebtedness as part of a loan restructuring. The Company continues to collect those accounts as its sole ongoing business activity.

Environmental Matters
---------------------

Compliance with the applicable federal, state and local environmental regulations has not had, and the Company does not believe that in the future such compliance will have, a material effect on its financial position, results of operations, expenditures or competitive position.

Competition
-----------

The retail merchandise trade in which ZTY was engaged is highly competitive. ZTY was unable to successfully compete due to increased competition from discount retailers and small loan companies. Despite several attempts to restructure its indebtedness and raise equity, ZTY ceased operations in September 1997.

The Company continues to collect the accounts purchased in October 1995 from ZTY. Inasmuch as the sole function of the Company is collection of bad debts from specific customers, it faces no direct competition. The Company is offering no new financing or products for sale.

Employees
---------

As of December 31, 1997, ZTY employed 1 person in New Mexico engaged in collecting accounts. The Company currently has one employee in Dallas, Texas in an executive capacity.


ITEM 2.   DESCRIPTION OF PROPERTY

The Company's headquarters are at 400 N. St. Paul, Suite 950, Dallas, Texas
75201.

ZTY owned a 5,500 square foot office building in Hobbs, New Mexico that served as its corporate office which it abandoned to the secured lender in September 1997.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through solicitation of proxies or otherwise.

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

          Fiscal 1997         Low Bid            High Bid
          -----------         -------            --------
          1st Quarter             .31                 .31
          2nd Quarter             N/A                N/A
          3rd Quarter             .03                 .03
          4th Quarter             .03                 .03

          Fiscal 1996         Low Bid            High Bid
          -----------         -------            --------
          1st Quarter             .12                 .56
          2nd Quarter             .06                 .06
          3rd Quarter             .06                 .06
          4th Quarter             .07                 .08

There is an absence of an established public trading market, therefore the market forthe Common Stock is limited, sporadic and highly volatile.

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

As of December 31, 1997, there were 6,221 shareholders of record of the Common Stock.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected registrant's financial position and operations during the year ended December 31, 1997 as compared to December 31, 1996.

In September 1997 the Company liquidated the assets of its wholly owned subsidiary Zearl T. Young, Inc. ("ZTY") under an agreement with ZTY's secured lender. ZTY ceased operations on September 6, 1997. Accordingly, the following discussions of the Company's Consolidated Statement of Operations and Liquidity and Capital Resources has been restated for the years ended December 31, 1997 and December 31, 1996 reflecting the operation of ZTY as a loss from discontinued operations.

Results of Operations
---------------------

Financing Income for the year ended December 31, 1997 was $123,006 as compared to $162,079 for the prior year. The 24% decrease is primarily due to the business disruption of the store closings of ZTY resulting in loss of employees and a move to a new location in Hobbs, New Mexico.

Interest expense decreased from $23,465 to $15,855 for the year due to a reduction in the Company's note payable.

Expenses were $64,085 for 1997 as compared to $77,511 for the prior year due to reduced staff. Operating Income for 1997 was $43,066 compared to $61,103 for the earlier year.

The Company reported a loss from discontinued operations in 1997 of $2,859,234 which was due primarily to the closing of ZTY's business in September 1997. The loss included a $1,154,112 loss on the sale of ZTY's contract finance receivables on August 5, 1997. ZTY sold the portfolio which has a face value of $3,630,305 and a book value of $2,914,810 for $1,760,698 to World Acceptance Corp., a company based in North Carolina. The loss compared to a restated loss from discontinued operations of $2,376,722 reflecting ZTY's net operating results for 1996.

Liquidity and Capital Resources
-------------------------------

Total Assets for the year ended December 31, 1997 decreased to $37,751 from $5,217,801 at December 31, 1996 reflecting the liquidation of substantially all of the Company's assets which were held by ZTY.

Total liabilities at December 31, 1997 total $5,296,752 of which $5,165,637 represent unpaid obligations of ZTY for which the parent corporation is not responsible for and is not obligated to pay. Liabilities of the Company, excluding ZTY total $131,115 of which $129,821 represents a note payable by the Company to a lender under a term agreement requiring payments of $5,000 per month increasing to $8,000 per month by December 31, 1998. The Company is current on its obligations at December 31, 1997.

ITEM 7.   FINANCIAL STATEMENTS AND SELECTED FINANCIAL DATA

The following selected financial data of the Company for fiscal years 1997, 1996 and 1995 should be read in conjunction with the financial statements and related notes included in Item 8 of this Form 10-K. (See "Financial Statements and Notes Thereto").

                                For the Year Ended December 31,
                              1997           1996             1995
                              ----           ----             ----
Income Statement Data:

Revenues                         123,006        162,079           57,080
Net Income (Loss)                 40,221         61,863          110,198
Net Income (Loss) from
 discontinued operations      (2,859,234)    (2,376,722)      (1,565,664)
Net Income (Loss) per share         (.20)          (.16)            (.10)
Dividends per share             -               -              -

Weighted average shares
   outstanding                14,343,091     14,347,621       14,352,151

Balance Sheet Data:

Total Assets                      37,751      5,217,801        8,874,210
Long Term Debt                       -0-            -0-          286,828
Stockholder's Equity          (6,387,371)    (3,568,358)      (1,253,499)

See Management's Discussion and Analysis of Financial Condition and Results of Operations for financial data for comparable periods.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTABILITY AND FINANCIAL DISCLOSURE

     The Company has had no changes in or disagreements with its independent auditors during the fiscal year ended December 31, 1997.

ITEM 9.   DIRECTORS AND OFFICERS OF THE REGISTRANT

As of December 31, 1997, following were the directors and officers of the
Company:

Name                  Age     Position                        Term
----                  ---     --------                        ----
Robert W. Schleizer   44      President, Treasurer and Sole   1/95 - Present
                              Director

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

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during 1997 all filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

Executives received compensation from the Company during 1997 as follows:

                         Summary Compensation Table
                         ---------------------------

           Annual Compensation      Long Term Compensation         All other
           -------------------      ---------------------------    Compensation
                                         Awards    Payouts         ------------
Name and                               Other    Restricted
Principal                              Annual   Stock               Options/LTIP
Position      Year  Salary($) Bonus($) Comp($)  Award(s)(1) SARs(#) Payouts($)
----------    ----- --------- -------  -------  ----------- ------- ------------
Robert W.
Schleizer,
President     1997  $100,000  -0-      -0-      -0-         -0-     -0-

David
Donahue
Chief Financial
Officer       1997  $17,500  -0-      -0-      -0-         -0-     -0-

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

As of December 31, 1997 there were 14,343,091 common shares of the Company, the Company's only class of voting securities. The Company has no knowledge of any arrangements which could affect the Company.

The following table will identify as of December 31, 1997, the number and percentage of outstanding shares of common stock owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock,
(ii) each officer and director of the Company, and (iii) officers and directors of the Company as a group:


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


*Mssrs. Boudreau and Schleizer each beneficially own 50% of the common stock of Ventures which owns the 45% interest in the Company per the above table. In March 1996, Ventures distributed 1,995,840 shares of the Company stock to the John R. Boudreau Separate Property Living Trust and 1,995,840 shares to The Schleizer Family Trust.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases office space and equipment from an affiliated company owned by a shareholder for $750 per month. The Company also utilizes the same affiliate to perform accounting and administrative services on a contractual basis. Compensation paid to such affiliate in 1997 was $3,905.

                            PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS
          ON FORM 8-K

Documents filed as part of this report:

(a)  Financial Statements

     Statement Name                                                 Page No.

     Pegasus Industries, Inc.

          Report of Independent Certified Public Accountants............ F-1
          Balance Sheet................................................. F-2
          Statement of Operations....................................... F-3
          Statement of Stockholders' Equity............................. F-5
          Statement of Cash Flows....................................... F-6
          Notes to Financial Statements................................. F-8

(b)      Reports on Form 8K

          None

(c)  Exhibits

          Zearl T. Young, Incorporated

     Liquidation Agreement................................................... 30
     Zearl T. Young, Incorporated dba Western Auto Auction Sales Summaries .. 35
     Norwest Letter - Sales of Accounts Receivable........................... 37



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




/s/   Robert W. Schleizer
------------------------------
Robert W. Schleizer, President (1)
April 13, 1998


(1)  Principal executive officer

                                   26th PLACE
                                 2601 E. THOMAS RD.        PHONE: (602) 266-2646
Clancy and Co., P.L.L.C.           SUITE 110                  FAX: (602)224-9496
Certified Public Accountants     PHOENIX, AZ 85016    E-MAIL: CLANCYPLLC@AOL.COM


                              INDEPENDENT AUDITORS REPORT

Board of Directors
Pegasus Industries, Inc.
Dallas, Texas 75201

We have audited the accompanying consolidated balance sheet of Pegasus Industries, Inc., as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. these financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Industries, Inc., as of December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clancy and Co.
Clancy and Co., P.L.L.C.
Phoenix, Arizona
March 3, 1998

                    PEGASUS INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEET
                   DECEMBER 31, 1997 AND 1996

                             ASSETS

                                               1997               1996
                                               ----               ----
Current Assets
Cash                                           $ 31,457           $   132,162
Securities - Trading                              6,039                     0
Receivables (Note 3)                                  0             2,988,990
Inventories (Note 2)                                  0               624,141
Investment in Cooperative Securities                  0                23,931
Prepaid Expenses                                      0                11,809
                                               --------           -----------

Total Current Assets                             37,496             3,781,033

Property and Equipment, Net (Note 5)                255               274,363

Other Assets
   Noncurrent Portion of Financing Receivable
    (Note 6)                                          0             1,102,395
   Cash Value of Life Insurance, Net of Policy
    Loans of $0 in 1997 and $1,027,894 in 1996,
    (Face Value of Approximately $7,600,000)
    (Note 9)                                          0                60,010
                                                --------           -----------

Total Other Assets                                    0             1,612,405
                                                --------           -----------

Total Assets                                   $ 37,571            $5,217,801
                                               ========            ===========

 The accompanying notes are an integral part of these financial statements.

                              PEGASUS INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1997 AND 1996

                         LIABILITIES AND STOCKHOLDERS EQUITY

                                                    1997            1996
                                                    ----            ----
Current Liabilities
    Principal Subsidiary
      Trade Accounts Payable (Note 8)               $   687,103     $   556,144
      Other Liabilities                                 135,640         133,105
      Short-Term Debt (Note 9)                        4,342,897       6,411,325
      Accrued Expenses                                        0         367,523
                                                    -----------     ------------
      Total Principal Subsidiary Current Liabilities  5,165,640       7,468,097
    Parent Company
      Trade Accounts Payable (Note 9)                         0           1,274
      Short-Term Debt (Note 9)                          129,821         172,803
      Accrued Expenses                                    1,291          15,615
                                                     ----------     ------------
      Total Parent Company Current Liabilities          131,112         189,692
                                                     ----------     ------------
Total Current Liabilities                             5,296,572       7,657,789
                                                     ----------     ------------

Total Liabilities                                     5,296,752       7,657,789

Preferred Stockholders' Equity in Subsidiary
 (Note 10)                                            1,128,370       1,128,370

Stockholders' Equity
   Common Stock, Par Value $.01, Authorized
    50,000,000 Shares Issued and Outstanding,
    14,343,091 Shares at December 31, 1997
    and 14,343,091 at December 31, 1996                 143,431         143,431
   Additional Paid-In Capital                            58,536          58,536
   Retained Earnings - A Deficit                     (6,589,338)     (3,770,325)
                                                     -----------     -----------

Total Stockholders' Equity                           (6,387,371)     (3,568,358)
                                                     -----------     -----------

Total Liabilities and Stockholders Equity           $    37,571     $ 5,217,801
                                                    ===========     ============

    The accompanying notes are an integral part of these financial statements.

                           PEGASUS INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                              1997              1996
                                              ----              ----
Financing Income                              $   123,006       $   162,079

Cost of Financing
   Interest Expense                                15,855            23,465
                                              -----------       -----------

Net Financing Income                              107,151           138,614

Expenses
   General and Administrative                      64,085            77,511
                                              -----------       -----------

Operating Income                                   43,066            61,103

Other Income (Expense)
   Loss on Sale of Securities                      (1,606)                0
   Temporary Decrease in Market Value of
   Marketable Securities.                          (2,371)                0
   Interest Income                                  1,132               760
   Loss from Discontinued Operations           (2,859,234)       (2,376,722)
                                               -----------       -----------
Total Other Income (Expense)                   (2,862,079)       (2,375,962)
                                               -----------       -----------


Net Loss                                      $(2,819,013)      $(2,314,859)
                                              ============      ============

Net Loss Per Share:
   Continuing Operations                      $     (0.00)      $     (0.00)
   Discontinued Operations                          (0.20)            (0.16)
                                              ------------      ------------
   Net Loss                                         (0.20)            (0.16)
                                              ------------      ------------

  The accompanying notes are an integral part of these financial statements.
                                     F-4


                          PEGASUS INDUSTRIES, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                     Common Stock        Additional   Retained
                  Shares      Amount     Paid-In      Earnings-
                                         Capital      A Deficit     Total
Balance-
December 31,
1995              14,352,151  $ 143,521  $ 58,466     $(1,455,466)  $(1,253,499)

Shares Canceled       (9,060)       (90)       90               0             0

Net Loss Year
Ended December
31, 1996                   0          0         0               0             0
                      ------    -------   -------     ------------   -----------
Balance-
December 31,
1996              14,343,151    143,431    58,536      (3,770,325)   (3,568,358)

Net Loss Year
Ended December
31, 1997                                               (2,819,013)   (2,819,013)
                      ------    -------   -------      -----------   -----------

Balance-December
31, 1997          14,343,091   $143,431   $58,536     $(6,589,338)  $(6,387,371)
                  ==========   ========   =======     ============  ============


   The accompanying notes are an integral part of these financial statements.

                            PEGASUS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                  1997            1996
                                                  ----            ----
Cash Flows From Operating
Activities
  Net Loss                                        $(2,819,013)    $(2,134,859)
  Adjustments to Reconcile Net Loss to
   Net Cash Provided by Operating Activities
     Depreciation                                         400          79,077
     Changes in Operating Assets and Liabilities
     Receivables                                    4,091,385       2,990,466
     Inventories                                      624,141         402,350
     Investment in Cooperative Securities              23,931          (7,381)
     Prepaid Expenses                                  11,809         207,836
     Cash Value of Life Insurance                      60,010         (15,140)
     Deferred Tax Benefit                                   0          60,152
     Trade Accounts Payable                           129,685        (237,907)
     Other Liabilities                                  2,535          33,884
     Accrued Expenses                                (381,847)        244,042
                                                    ----------      ----------
 Total Adjustments                                  4,562,049       3,757,379
                                                    ----------      ----------

Net Cash Flows Provided by Operating Activities     1,743,036       1,442,520

Cash Flows From Investing Activities
     Capital Expenditures                                   0          (2,571)
     Sale of Capital Assets                           273,708               0
     Purchase of Securities                            (6,309)              0
                                                     ---------      ----------

Net Cash Flows Provided by (Used In)
 Investing Activities                                 267,669          (2,571)

Cash Flows From Financing Activities
   Cash Received from Borrowings                            0          63,436
   Repayments on Long Term Debt                    (2,111,410)     (1,445,005)
                                                   -----------     -----------

Net Cash Flows Used in Financing Activities        (2,111,410)     (1,381,569)

Increase (Decrease) in Cash                          (100,705)         58,380

Cash, Beginning of Year                               132,162          73,782
                                                   -----------     ------------

Cash, End of Year                                  $   31,457      $  132,162
                                                   ===========     ============

 The accompanying notes are an integral part of these financial statements.

                     PEGASUS INDUSTRIES, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                        1997              1996
                                        ----              ----
Supplemental Information:
Interest Expense Paid                   $ 725,937         $ 604,444
                                        =========         =========

Income Taxes Paid                       $       0         $       0
                                        =========         =========





   The accompanying notes are an integral part of these financial statements.

                    PEGASUS INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1997 and 1996

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

On December 14, 1982, the Company amended its Articles of Incorporation changing its name to MII Holdings, Inc. and increasing its capital to 20,000,000 shares of common stock with a par value of $.01.

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

On January 19, 1990, the Company amended its Articles of Incorporation increasing its authorized capital to 50,000,000 shares of common stock with a value of $.01.

On August 7, 1990, the Company amended its Articles of Incorporation changing its name to Pathfinder Corporation and authorizing a reverse split of 100 to 1 with the stipulation that no shareholders be reduced to less than 10 shares, the Company issued an additional 48,576 shares to maintain the 10 share minimum.

On September 30, 1992, the Company acquired oil and gas producing properties for 699,997 shares of common stock. On September 12, 1994, the purchase agreement was rescinded and the shares of common stock were returned and canceled.

On March 30, 1995, the Company amended its Articles of Incorporation changing its name to Pegasus Industries, Inc.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a net capital deficiency and is in several loan agreement items, that raises doubt about the Company's ability to continue as a going concern.

                    PEGASUS INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1997 and 1996

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

                    PEGASUS INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1997 and 1996

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

F.   Property, Equipment and Depreciation
     ------------------------------------

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

     Buildings and Improvements           30 Years
     Furniture, Fixtures and Equipment    5-15 Years
     Automobiles and Trucks               3-5 Years

G.   Investment in Life Insurance
     ----------------------------

The Company's investment in corporate owned life insurance policies is reported net of policy loans. The net life insurance expense, including interest expense, is included in General and Administrative Expense in the Statement of Operations. The policies have been pledged to lenders. During September 1997, the policies were assigned to lenders in connection with the closing of the Company's principal segment.

H.   Earnings or (Loss) Per Share
     ----------------------------

Earnings or (loss) per share is computed using the weighted averaged number of shares of common stock outstanding.

I.   Use of Estimates
     ----------------
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

J.   Presentation
     ------------

Certain accounts from prior years have been reclassified to conform with the current year's presentation.

K.   Pending Accounting Pronouncements
     ---------------------------------

It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

                    PEGASUS INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1997 and 1996

NOTE 3 - RECEIVABLES
         -----------

During the year ended December 31, 1996, the Company's revenue and receivables were from retail sales to customers in the Lea County, New Mexico trade area through several retail outlets selling a variety of merchandise and services. During September 1997, this segment of the Company's business was closed. Receivables consist of the following at December 31, 1996:

          Open Trade Accounts                        $    25,947
          Employees' Accounts                            134,466
          Less Allowance for Doubtful Receivables        (11,302)
                                                       ---------
                                                         149,111
          Current Portion of Financing:
             Contracts Receivable                      3,097,684
             Less Allowance for Doubtful Collections    (257,805)
                                                       ---------
                                                       2,839,879
                                                       ---------
                                                      $2,988,990
                                                      ==========

The following is an aging of receivables at December 31, 1996:

Current                                $3,258,097
1-30 days                                 626,831
31-60 days                                259,697
61-90 days                                102,818
91 and over                               212,582
                                       ----------
Total                                   4,460,025
Less Allowance for Doubtful Accounts     (368,640)
                                       ----------
Total                                   4,091,385
                                       ==========

NOTE 4   INVESTMENT IN COOPERATIVE SECURITIES
         ------------------------------------

In 1996, the Company did business with a supplier which operated as a cooperative. Under the cooperative structure, purchasers received restricted stock and notes. The stock and notes are recorded at cost by the Company. The stock is subject to certain buy-sell restrictions. The notes have maturities dated December 31,1999. During September 197, this segment of the Company's business was discontinued. The balance is as follows at December 31, 1996:

Notes               $  3,480
Stock                 20,451
                     -------
Total                 23,931
                     =======

                   PEGASUS INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1997 and 1996

NOTE 5   PROPERTY AND EQUIPMENT
         ----------------------

Property and equipment consists of the following at December 31, 1997 and 1996:

                                       1997      1996
                                       ----      ----
Buildings                              $         $   50,000
Leasehold Improvements                              176,767
Equipment                                           501,376
Furniture and Fixtures                  1,945       302,578
Automobiles and Trucks                              241,191
                                        -----    ----------
Less Accumulated Depreciation           1,945     1,271,912
Net Book Value                          1,690       997,549
                                        -----    ----------
                                       $  255       274,363
                                       ======    ==========

Depreciation expense charged to operations in 1997 and 1996 was $400 and $79,077, respectively.

Expenditures for repairs and maintenance and minor renewal and improvements are charged to operations in the year incurred. Major renewals and improvements are capitalized. During September 1997, all of the property and equipment of this segment of the Company's business was sold.

NOTE 6   FINANCING CONTRACTS RECEIVABLE
         ------------------------------

The Company finances customer purchases on various terms not exceeding 36 months. Interest charged varies and currently is 21%. There were 9,699 customer contracts outstanding at December 31, 1996. The contracts are secured by furniture, appliances or other consumer products purchased. On August 5, 1997, the Company sold all Financing Contracts receivable. During September 1997, this segment of the Company's business was discontinued. At December 31, 1996, the balance consists of:

Financing Contracts                          $ 5,435,629
Less Unearned Finance and Insurance Charges     (975,604)
                                             ------------
                                               4,460,025
Less Allowance for Doubtful Accounts            (368,640)
                                             ------------

Total                                         $4,091,385
                                             ============

Current Portion                               $2,988,990
Noncurrent Portion                             1,102,395
                                             ------------
                                              $4,091,385
                                             ============

                    PEGASUS INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1997 and 1996

NOTE 7 - INCOME TAXES
         ------------

As of December 31, 1997 and 1996, the Company has net operating losses of approximately $8,946,990 and $6,127,977, which will expire in the years 2011 and 2012, if not utilized. The estimated deferred income tax benefit net of a valuation allowance for doubtful realization, consists of:

                              1997           1996
                              ----           ----
Benefit                       $ 2,270,588    $ 772,000
Valuation Allowance            (2,270,588)    (772,000)
                              ------------   ----------
                              $         0    $       0
                              ============   ==========

NOTE 8 - ACCOUNTS PAYABLE
         ----------------

The following is an aging of accounts payable at December 31, 1997 and 1996.

                          1997            1996
                          ----            ----
Current                   $               $111,365
31-60                                       (4,661)
61-90                                       22,681
91 and Over                 687,103        428,033
                          ---------       --------
Total                     $ 687,103       $557,418
                          =========       ========

NOTE 9 - SHORT TERM DEBT
         ---------------

                                                    1997              1996
                                                    ----              ----
Revolving note of $10,000,000 with a
financing institution, secured by
substantially all assets of the Company's
principal subsidiary, bearing interest at
the institution's base rate plus 3/4% or
11% currently, the available loan amount
varies on a formula based upon the amount
of eligible contracts receivable, and the
amount of inventory on hand; interest is
payable monthly with the principal due
February 7, 1997.  The loan agreement provides
for acceleration of the maturity date of the note
and certain other remedies upon occurrence as of
an Event of Default.  Certain potential Events of
Default as that term is used in the loan agreement
have occurred as of and subsequent to December 31,


                             PEGASUS INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1997 and 1996


                                                         1997         1996
                                                         ----         ----
NOTE 9 - SHORT TERM DEBT (CONTINUED)
         ---------------------------

1997 and 1996. The Company's subsidiary negotiated an amendment to the loan agreement in October 1996, when it sold approximately 1/3 of its finance contracts to an affiliate of its lender. As of December 31, 1996, the Company's subsidiary has breached the amended loan covenants. The lender notified the Company's subsidiary of the default in January 1997. A series of short term amendments were negotiated through March 1997. On May 5, 1997, the Company's subsidiary entered into a liquidation agreement with its lender.

The agreement required management to sell the finance
contracts receivable to a third party no later than July
31, 1997, at which time the remaining assets of the
subsidiary were to be sold in a liquidation sale.  The
finance contracts receivable were sold August 5, 1997.
The liquidation sales were completed on September 6,
1997. Balance due represents the unliquidated portion
of the unpaid account.                                   $4,078,052   $6,136,079

Various unsecured notes payable of the Company's
principal subsidiary to pre-petition creditors, bearing
interest at 6.21% or 2.5%, due in quarterly and annual
payments of principal and interest of varying amounts
beginning March 15, 1994, with varying balloon payouts
due December 15, 1998.  The death benefit of a $446,000
face value life insurance policy on the life of the majority preferred stockholder in the subsidiary is pledged to pay
these notes payable.  These notes are currently in arrears
in payment.                                                182,487       186,985

Note payable, secured by real estate, of the Company's
principal subsidiary, bearing interest at 6%, due in
monthly payments of principal and interest of $500 through
August, 2004.                                               37,409        37,409

                    PEGASUS INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1997 and 1996


                                                         1997         1996
                                                         ----         ----
NOTE 9 - SHORT TERM DEBT (CONTINUED)
         ---------------------------

Note payable, secured by equipment, of the Company's
principal subsidiary, bearing interest at 9.95%, due in
monthly payments of principal and interest of $268.25
beginning August 15, 1995 through August 15, 1998.                0        5,903

Note payable, Estate of Jerry Lewis, payable by the
Company's principal subsidiary, bearing interest at
6.12% per annum, due in quarterly payments of
$1,680,70.  The loan is in default.                          44,949       44,949
                                                          ---------    ---------
Total Subsidiary Short Term Debt                          4,342,897    6,411,325

Note payable, secured by credit insurance
commissions, dated August 4, 1995 bearing
interest at 10.75% with payments due quarterly,
and principal payments of $5,000 in 1997 and
$12,500 due monthly in 1996.  Note is due
December 31, 1998.                                          128,821      172,803
                                                          ---------    ---------
Total                                                     4,472,718    6,584,128
Less Current Portion                                      4,472,718    6,584,128
                                                          ---------    ---------
                                                          $       0    $      0
                                                          =========    =========

At December 31, 1996, the Company had available for future use a standby letter of credit in the amount of $50,000. The maturity date on the standby letter of credit is January 31, 1997. Note was renewed when matured. The Parent Company has no responsibility for any of the debts of its principal subsidiary, Zearl T. Young, Inc.

NOTE 10 - PREFERRED STOCKHOLDERS' EQUITY IN SUBSIDIARY
          --------------------------------------------

As a part of the bankruptcy (Chapter 11) plan and quasi-reorganization of the Company's subsidiary, all common shares of the then-existing shareholders of the subsidiary were canceled, with the existing shareholders accepting preferred shares in the subsidiary and allowing the subsidiary to issue new common stock tot he new shareholders who purchased the subsidiary as of November 1, 1994, all prior to the merger with the Company.

                              PEGASUS INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997 and 1996

NOTE 11 - TRANSACTIONS WITH RELATED PARTIES
          ---------------------------------

The Company's principal subsidiary rents all but one of its buildings from Young's Investment Corporation. Young's Investment Corporation is 100% owned by Zearl T. Young, who owns 50% of the Series A preferred stock of Zearl T. Young, Inc., a wholly owned subsidiary of the Company. The amount of rent was $240,000 for the years ended December 31, 1997 and 1996. The Company was in arrears, in rent payments, as of December 31, 1997 and 1996 in the amount of $181,275 and $120,000. The Company pays certain expenses related to the buildings, such as property taxes, insurance and repairs and maintenance.

The Company's principal subsidiary also pays management and director fees to companies that are related through common ownership. These amounts totaled $0 in 1997, $48,000 in 1996 and $72,000 in 1995.

NOTE 12 - DISCONTINUED OPERATIONS
         ------------------------

The following is a condensed balance sheet and statement of operations of its wholly owned subsidiary, Zearl T. Young, Inc., at December 31, 1997 and 1996:

                                               1997            1996
                                               ----            ----
Current Assets                                 $         0     $ 3,731,609
Property and Equipment                                   0         273,708
Other Assets                                             0       1,161,405
                                               -----------     -----------
Total Assets                                             0       5,166,722
                                               ===========     ===========

Total Current Liabilities                      $ 5,465,640     $ 7,759,965
Preferred Stockholders' Equity                   1,128,370       1,128,370
Stockholders' Equity   A Deficit                (6,594,010)     (3,721,613)
                                               ----------      -----------
Total Liabilities and Stockholders' Equity     $         0     $ 5,166,722
                                               ==========      ===========

Sales                                          $ 1,025,786     $ 4,531,905
Cost of Sales                                    1,265,804       3,336,214
                                               -----------     -----------
Gross Profit                                      (240,018)      1,195,691
Financing Income                                   862,675       1,158,203
Cost of Financing
   Interest Expense                                420,148         744,069
   Amortization of loan costs                            0         211,730
                                               -----------     -----------
Net Financing Income                               442,527         955,799
                                               -----------     -----------

                    PEGASUS INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1997 and 1996

NOTE 12 - DISCONTINUED OPERATIONS (CONTINUED)
          -----------------------------------

Total Gross Income                                 202,509     1,798,095
Expense
   General and Administrative                      297,610       983,905
   Selling                                       1,185,167     3,096,170
                                               -----------   -----------
Total Expenses                                   1,482,777     4,080,075
                                               -----------   -----------
Operating Loss                                  (1,280,268)   (2,281,980)
Other Income and Expense
   Loss on Sale of Assets                       (1,578,966)      (46,282)
   Other Income                                          0        11,692
                                               -----------   -----------
Total Other Income and Expense                  (1,578,966)      (34,590)
                                               -----------   -----------

Net Loss Before Taxes                          $(2,859,234)  $(2,316,570)
Deferred Tax Benefit Canceled                            0       (60,152)
                                               -----------   ------------
Net Loss from Discontinued Operations          $(2,859,234)  $(2,376,722)
                                               ===========   ============

NOTE 13 - SUBSEQUENT EVENTS
          -----------------

On March 6, 1996, the Board of Directors adopted a resolution to issue a new class of preferred stock, with the rights, privileges and preferences to be determined at a future date.

On September 6, 1997, the Company's principal subsidiary ceased operations and sold all of its assets.